Form 10-Q
period 1994-03-31
BWIP HOLDING INC
filed 1994-05-16
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(MARK ONE)

/ X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED      MARCH 31,1994

                                       OR

/   /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                      COMMISSION FILE NUMBER   0-19162

                                  BW/IP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                     DELAWARE                                   33-0270574
          -------------------------------                   ------------------
          (State or other jurisdiction of                    (I.R.S. Employer
          incorporation or organization)                    Identification No.)

             200 OCEANGATE BOULEVARD
                    SUITE 900
             LONG BEACH, CALIFORNIA                               90802
     ---------------------------------------                ------------------
     (Address of principal executive offices)                   (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:          (310) 435-3700

                              BWIP HOLDING, INC.
             (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR,
                        IF CHANGED SINCE LAST REPORT.)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES        X          NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.*

  CLASS A COMMON STOCK, $.01 PAR VALUE,                       24,275,000
    OUTSTANDING AT MARCH 31, 1994                              (SHARES)


  CLASS B COMMON STOCK, $.01 PAR VALUE,                          NONE
    OUTSTANDING AT MARCH 31, 1994                              (SHARES)

___________

* ON MAY 10, 1994, THE STOCKHOLDERS OF THE REGISTRANT AGREED, AMONG OTHER THINGS, TO CONVERT THE REGISTRANT'S TWO-CLASS COMMON STOCK STRUCTURE INTO A ONE-CLASS COMMON STOCK STRUCTURE. THIS CHANGE BECAME EFFECTIVE ON MAY 11, 1994, AT WHICH TIME, AMONG OTHER THINGS, THE CLASS B COMMON STOCK WAS ELIMINATED AND THE CLASS A COMMON STOCK WAS REDESIGNATED SIMPLY "COMMON
   STOCK".   THERE WAS NO CHANGE IN THE NUMBER OF SHARES OUTSTANDING.

                                  BW/IP, INC.
                                     INDEX



                                                                                PAGE NUMBER
                                                                                -----------
 PART I.  FINANCIAL INFORMATION

          Item 1. Financial Statements

               Condensed Consolidated Balance Sheets -
                  March 31, 1994 (unaudited) and December 31, 1993                  2-3

               Condensed Consolidated Statements of Income -
                  Three months ended March 31, 1994 and
                  March 31, 1993 (unaudited)                                          4

               Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1994 and
                  March 31, 1993 (unaudited)                                          5

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                         6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               7-9



 PART II.      OTHER INFORMATION

          Item 6. Exhibits and Reports on Form 8-K                                   10


 SIGNATURES                                                                          11





PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                  March 31,        December 31,
 Assets                                                             1994               1993
 ------                                                          -----------       ------------
                                                                 (Unaudited)
 Current assets:
     Cash and cash equivalents                                    $ 10,390          $   7,671
     Accounts and notes receivable (less allowance
        for doubtful accounts of $3,098 at March 31,
        1994 and $2,805 at December 31, 1993)                       92,744             92,614
     Inventories                                                    85,737             77,416
     Other, including net assets held for disposition               40,219             36,028
                                                                   -------           --------
            Total current assets                                   229,090            213,729


 Property, plant and equipment, at cost
     (net of accumulated depreciation and amortization
     of $55,728 at March 31, 1994 and $54,237 at
     December 31, 1993)                                             93,178             92,273

 Goodwill (net of accumulated amortization
     of $4,105 at March 31, 1994 and $3,742
     at December 31, 1993)                                          37,690             21,392

 Other assets                                                       16,824             13,894
                                                                   -------            -------
            Total assets                                          $376,782           $341,288
                                                                   =======            =======





    See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)



                                                                  March 31,        December 31,
 Liabilities and Stockholders' Equity                               1994               1993
 ------------------------------------                            -----------       ------------
                                                                 (Unaudited)
 Current liabilities:
     Accounts payable                                             $ 27,913           $ 34,569
     Current maturities of long-term debt                           12,547              9,611
     Other current liabilities                                      50,579             46,668
                                                                   -------           --------
            Total current liabilities                               91,039             90,848

 Long-term debt                                                     83,804             54,471
 Other long-term liabilities                                        49,215             49,578

 Stockholders' equity:
     Preferred stock                                                     -                  -
     Common stock                                                      245                245
     Paid-in capital                                                85,763             85,763
     Retained earnings                                              66,592             63,337
     Cumulative translation adjustment                                 737             (2,341)
                                                                 ---------           --------
                                                                   153,337            147,004

     Less common stock in treasury, at cost                           (613)              (613)
                                                                 ---------          ---------
            Total stockholders' equity                             152,724            146,391
                                                                   -------            -------
            Total liabilities and stockholders' equity            $376,782           $341,288
                                                                   =======            =======





    See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                  Condensed Consolidated Statements of Income
        (Dollar amounts in thousands, except share and per share data)
                                 (Unaudited)

                                                                       Three Months Ended
                                                                   ---------------------------
                                                                   March 31,         March 31,
                                                                     1994               1993
                                                                   --------         ---------
 Net sales                                                         $96,707            $99,450
 Cost of sales                                                      58,335             59,899
                                                                    ------             ------
     Gross profit                                                   38,372             39,551
 Selling, administrative and operating expenses                     28,382             27,545
                                                                    ------             ------
     Operating income                                                9,990             12,006
 Interest expense, net                                               1,455              1,310
 Other expenses                                                        204                288
                                                                   -------            -------
     Income from continuing operations
        before income taxes                                          8,331             10,408
  Provision for income taxes                                         3,018              3,699
                                                                   -------            -------
     Income from continuing operations                               5,313              6,709
 Discontinued operations, net of tax                                  (116)               223
                                                                   -------            -------
 Net income                                                       $  5,197           $  6,932
                                                                   =======            =======
 Earnings per share:
     From continuing operations                                   $    .22           $    .28
     Discontinued operations, net of tax                              (.01)               .01
                                                                   -------            -------
     Net income per share                                         $    .21           $   .29
                                                                   =======            =======
 Dividends declared per share                                     $    .08           $    .06
                                                                   =======            =======
 Weighted average number of shares outstanding                  24,275,000         24,275,000
                                                                ==========         ==========



    See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (Unaudited)



                                                                      Three Months Ended
                                                                  ---------------------------
                                                                  March 31,         March 31,
                                                                    1994              1993
                                                                  --------          ---------
 Cash flows (used in) operating activities                        $ (1,513)         $  (6,512)
 Cash flows (used in) from investing activities:
     Capital expenditures                                           (1,959)            (2,498)
     Expenditures for acquisitions                                 (22,977)            (3,425)
     Proceeds from disposition of property
        and equipment                                                   20                121
                                                                  --------          ---------
        Net cash (used in) investing activities                    (24,916)            (5,802)
 Cash flows from (used in) financing activities:
     Net borrowings under credit agreements                         30,296              7,179
     Dividends paid                                                 (1,942)            (1,456)
     Other                                                             131                  -
                                                                  --------          ---------
        Net cash from financing activities                          28,485              5,723
 Effect of exchange rate changes on cash                               663                (52)
                                                                  --------          ---------
 Net increase (decrease) in cash and cash equivalents                2,719             (6,643)
 Cash and cash equivalents at beginning of period                    7,671             10,214
                                                                  --------          ---------
 Cash and cash equivalents at end of period                       $ 10,390         $    3,571
                                                                  ========          =========


 Supplemental cash flow disclosures:
     Interest paid                                               $   1,080        $       355
     Income taxes paid                                               2,313              1,499





    See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

         The accompanying condensed consolidated balance sheet as of March 31, 1994 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1994 and 1993 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

         The accompanying condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the Company's 1993 Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for a full year and are subject to audit and adjustment at the end of the year.

         BW/IP, Inc. (formerly known as BWIP Holding, Inc.) is the parent
         company of BW/IP International, Inc. (BW/IP).   Unless the context
         otherwise requires, references herein to "the Company" are to BW/IP, Inc. and BW/IP International, Inc. and its consolidated subsidiaries.

2.       Inventories

         Inventories consist of the following (amounts in thousands):

                                               March 31,     December 31,
                                                 1994            1993
                                               ---------     ------------
          Finished parts                       $45,093         $38,121
          Work in process                       36,894          36,723
          Raw materials and supplies            13,302          12,951
                                               -------         -------
                                                95,289          87,795
          Less progress billings                (9,552)        (10,379)
                                               -------         -------
                   Net inventories             $85,737         $77,416
                                               =======          ======


3.       Acquisitions

         In January 1994, the Company acquired Pacific Wietz GmbH & Co. KG (Pacific Wietz), a manufacturer of mechanical seals primarily for the chemical industry, for $24.0 million. The acquisition was accounted for by the purchase method and, accordingly, the results of Pacific Wietz have been included with the results of the Company from the date of acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company currently operates in one business segment: Pump/Seal. The Pump/Seal segment consists primarily of centrifugal pumps, mechanical seals, nuclear valves and related equipment and services. In 1993, the Company initiated its plan to dispose of its Fluid Controls segment. The disposition is being accounted for as a discontinued operation and prior quarterly periods have been reclassified to reflect this accounting.

Net sales of $96.7 million for the three months ended March 31, 1994 were $2.7 million, or approximately 3% lower than the corresponding period in 1993. The decrease in net sales reflects a decrease in original equipment (OE) sales of approximately $7 million, offset by an increase in aftermarket sales of approximately $4 million. Although aftermarket sales increased as a percentage of net sales to 61% in the first quarter of 1994 from 56% in the first quarter of 1993, a shift in mix within aftermarket sales, and the volume decrease in OE sales, resulted in a slight decrease in gross profit. Included in the first quarter 1994 sales are $5.3 million in sales related to the Company's acquisition of Pacific Wietz GmbH & Co. KG (Pacific Wietz), completed in January 1994.

Results in the first quarter 1994 reflect the market conditions in effect during 1993. Bookings in 1993 were adversely affected by sluggish economic and project activity worldwide. Petroleum and power customers continued to defer expenditures, primary in response to lower crude oil prices and the increasingly competitive environment facing the utilities. Although first quarter 1994 bookings indicated improvement in certain markets, for instance the cogeneration market, project activity can vary significantly from quarter to quarter, therefore the level of bookings in the first quarter 1994 should not be viewed as a trend, either positive or negative.

Selling, administrative and operating expenses increased as a percentage of net sales from 27.7% for the three months ended March 31, 1993 to 29.3% for the corresponding period in 1994. The increase was due primarily to lower sales volume during the first quarter of 1994, increased selling expenses and the first quarter 1994 addition of Pacific Wietz.

Operating income for the three months ended March 31, 1994 was $10.0 million, a decrease of $2.0 million, or 16.8% from the comparable period in 1993. The decrease in operating income reflects the reduction in gross profit and the increase in selling, administrative and operating expenses, which more than offset certain favorable contributions caused by the reduction of certain performance based accruals and certain contract dispute and other reserves no longer determined to be necessary.

Order input for the three months ended March 31, 1994 was $115.9 million compared with $93.3 million for the corresponding period in 1993. The increase in input is primarily due to higher bookings in the United States, Mexico and the Pacific Rim, offset by lower bookings in Europe. Pacific Wietz contributed approximately $8 million in bookings during the first quarter 1994. Backlog at March 31, 1994 was $177.5 million compared to $204.2 million at March 31,
1993, down primarily due to the lower bookings levels in 1993.

During the fourth quarter of 1993 the Company recorded a restructuring charge of $22.7 million. The charge, was comprised of $15.5 million for the relocation and rationalization of product lines and operations, and work force reductions in the pump manufacturing operations, and $7.2 million for related organizational and facility realignments. Of these amounts, approximately $6 million is for non-cash expenses related to the disposal of property, plant and equipment. The majority of the cash costs of the restructuring are expected to be incurred during the balance of 1994 and 1995. During the first quarter of 1994 over 100 employees were removed from the work force, and detailed planning for implementation of the restructuring continued with site and final machinery selection for the new large component pump facility nearing completion. With the exception of costs associated with severance, no significant costs or commitments for expenditures were incurred during this period.

Continued over capacity in the pump manufacturing industry, and the increased importance of price competition led the company to recognize the need to take strong actions to become a lower cost producer of its original equipment pump products. The restructuring, which will impact manufacturing, selling and other aspects of the company's facilities, equipment and systems, should lead to substantial reductions in costs to produce and sell products, particularly original equipment pumps, and permit the company to selectively improve its competitive position and sales in its served markets, while also improving profits.

In addition to the costs to be incurred under the company's restructuring plan, the company is also committed to an integrated plan of capital expenditures to support the goals of the restructuring. These capital expenditures, which are incremental to ongoing customary expenditures, will total between $3 million and $10 million per year during 1994 and 1995, and continue into 1996, will support the development of the new large component manufacturing facility, and the addition of new more efficient state of the art machine tools in this factory as well as more modern manufacturing machinery and support systems in selected other facilities.

The benefits of the restructuring and capital expenditures will be realized incrementally over the period during which the changes are implemented. The ultimate amount of the savings generated by the restructuring will depend upon numerous variables which will be determined as the plan is implemented. The cost benefits of staff reductions are realized almost immediately, while the benefits from the addition of machinery and other facilities and equipment are realized only after the longer lead times for their purchase, integration into the overall manufacturing system, and "learning curve" are completed. This period is expected to extend over 1994, 1995 and into 1996 as the longer lead time portions of the restructuring and capital expenditure plans are completed.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow from operations, credit available under its credit agreements and customer progress payments have been the Company's primary sources of short-term liquidity. During the three-month period ended March 31, 1994, the Company used $1.5 million of net funds from operating activities, as compared to the first quarter of 1993 during which the Company used $6.5 million of net funds from operating activities.

At March 31, 1994, the Company had outstanding under its credit facilities borrowings totaling $43.2 million and letters of credit totaling $13.2 million, and there was $53.4 million available for borrowing thereunder. In January 1994, the Company borrowed approximately $18 million under its U.S. credit facility to finance the acquisition of Pacific Wietz. As of March 31, 1994, the Company had outstanding $22.2 million of obligations relating to performance bonds.

Interest on the Company's $50 million outstanding senior notes is fixed at 7.92%. However, all of the Company's borrowings under its other senior credit facilities are currently at floating interest rates. Interest costs are therefore subject to significant changes depending upon the movement of short-term interest rates.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits - None

         (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1994. However, a Report on Form 8-K dated May 12, 1994 was filed with respect to Item 5, "Other Events," to report that the stockholders of the registrant had agreed on May 10, 1994 to
             (a) change the Company's name from "BWIP Holding, Inc." to "BW/IP, Inc." and (b) convert the Company's two-class common stock structure into a one-class common stock structure. These changes became effective on May 11, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                BW/IP, INC.
                                                (Registrant)



Date:  May 13, 1994                     By:      /s/  E. P. Cross
       ------------                            -------------------------
                                               E. P. Cross
                                               Vice President - Finance
                                               (Duly Authorized Officer)


Date:  May 13, 1994                     By:      /s/  N. A. Ludlam
       ------------                            --------------------------
                                               N. A. Ludlam
                                               (Chief Accounting Officer)