Form 10-Q
period 1994-06-30
BWIP INC
filed 1994-08-15
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               __________________

                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED                JUNE 30, 1994
                                                       -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER        0-19162
                                       -------

                                  BW/IP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               __________________


                   DELAWARE                             33-0270574
          -------------------------------            ----------------
          (State or other jurisdiction of            (I.R.S. Employer
          incorporation or organization)            Identification No.)

          200 OCEANGATE BOULEVARD
                   SUITE 900
             LONG BEACH, CALIFORNIA                         90802
         -------------------------------                ------------
    (Address of principal executive offices)              (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (310) 435-3700
                                                      -----------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X    NO
                                                -----     -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

  COMMON STOCK, $.01 PAR VALUE,               24,275,000
  OUTSTANDING AT JUNE 30, 1994                 (SHARES)

                                  BW/IP, INC.

                                     INDEX



                                                                                PAGE NUMBER
                                                                                -----------
PART I.   FINANCIAL INFORMATION

          Item 1. Financial Statements

               Condensed Consolidated Balance Sheets -
                  June 30, 1994 (unaudited) and December 31, 1993                   2-3

               Condensed Consolidated Statements of Income -
                  Three and six months ended June 30, 1994 and
                  June 30, 1993 (unaudited)                                           4

               Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1994 and
                  June 30, 1993 (unaudited)                                           5

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                         6

          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                               7-8



PART II.  OTHER INFORMATION

          Item 4. Submission of Matters to a Vote of Security Holders                 9

          Item 6. Exhibits and Reports on Form 8-K                                   10



SIGNATURES                                                                           11

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                         (Dollar amounts in thousands)

                                                                 June 30,         December 31,
Assets                                                              1994              1993
- - ------                                                           ----------       ------------
                                                                (Unaudited)
Current assets:
   Cash and cash equivalents                                      $  9,574         $  7,671
   Accounts and notes receivable (less allowance
      for doubtful accounts of $3,466 at June 30,
      1994 and $2,805 at December 31, 1993)                        103,822           92,614
   Inventories                                                      91,287           77,416
   Other, including net assets held for disposition                 39,407           36,028
                                                                  --------         --------

           Total current assets                                    244,090          213,729


Property, plant and equipment, at cost
   (net of accumulated depreciation and amortization
   of $58,083 at June 30, 1994 and $54,237 at
   December 31, 1993)                                               92,558           92,273

Goodwill (net of accumulated amortization
   of $4,483 at June 30, 1994 and $3,742
   at December 31, 1993)                                            40,888           21,392

Other assets                                                        15,356           13,894
                                                                  --------         --------

           Total assets                                           $392,892         $341,288
                                                                  ========         ========




    See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                         (Dollar amounts in thousands)



                                                                  June 30,         December 31,
Liabilities and Stockholders' Equity                                1994              1993
- - ------------------------------------                             ------------      ------------
                                                                (Unaudited)
Current liabilities:
   Accounts payable                                              $ 31,745            $ 34,569
   Current maturities of long-term debt                            11,760               9,611
   Other current liabilities                                       53,847              46,668
                                                                 --------            --------

           Total current liabilities                               97,352              90,848

Long-term debt                                                     87,316              54,471
Other long-term liabilities                                        48,632              49,578

Stockholders' equity:
   Preferred stock                                                      -                   -
   Common stock                                                       245                 245
   Paid-in capital                                                 85,763              85,763
   Retained earnings                                               70,533              63,337
   Cumulative translation adjustment                                3,664              (2,341)
                                                                 --------            --------
                                                                  160,205             147,004

   Less common stock in treasury, at cost                            (613)               (613)
                                                                 --------            --------

           Total stockholders' equity                             159,592             146,391
                                                                 --------            --------

           Total liabilities and stockholders' equity            $392,892            $341,288
                                                                 ========            ========




    See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                  Condensed Consolidated Statements of Income
         (Dollar amounts in thousands, except share and per share data)
                                  (Unaudited)

                                                           Three Months Ended                 Six Months Ended
                                                        June 30,           June 30,       June 30,          June 30,
                                                          1994              1993           1994               1993
                                                        --------          --------        --------          --------
Net sales                                               $105,540          $105,027        $202,247          $204,477

Cost of sales                                             63,774            62,483         122,109           122,382
                                                        --------          --------        --------          --------

   Gross profit                                           41,766            42,544          80,138            82,095

Selling, administrative and operating expenses            30,384            27,718          58,766            55,263
                                                        --------          --------        --------          --------

   Operating income                                       11,382            14,826          21,372            26,832

Interest expense, net                                      1,733             1,949           3,188             3,259
Other expenses                                               164               119             368               407
                                                        --------          --------        --------          --------

   Income from continuing operations
      before income taxes                                  9,485            12,758          17,816            23,166

Provision for income taxes                                 3,485             4,529           6,503             8,228
                                                        --------          --------        --------          --------

   Income from continuing operations                       6,000             8,229          11,313            14,938

Discontinued operations, net of tax                          369               280             253               503
                                                        --------          --------        --------          --------

Net income                                              $  6,369          $  8,509        $ 11,566          $ 15,441
                                                        ========          ========        ========          ========


Earnings per share:

   From continuing operations                           $    .25          $    .34        $    .47          $    .62


   Discontinued operations, net of tax                       .02               .01             .01               .02
                                                        --------          --------        --------          --------

   Net income per share                                 $    .27          $    .35        $    .48          $    .64
                                                        ========          ========        ========          ========

Dividends declared per share                            $    .10          $    .08        $    .18          $    .14
                                                        ========          ========        ========          ========

Weighted average number of shares outstanding         24,275,000        24,275,000      24,275,000        24,275,000
                                                      ==========        ==========      ==========        ==========


    See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                         Six Months Ended
                                                                   June 30,           June 30,
                                                                     1994              1993
                                                                   --------           -------
Cash flows (used in) from operating activities                     $ (1,091)          $ 1,167

Cash flows (used in) from investing activities:
   Capital expenditures                                              (4,636)           (6,935)
   Expenditures for acquisitions                                    (22,977)           (3,425)
   Proceeds from disposition of property
      and equipment                                                    660                613
                                                                   --------           -------

      Net cash (used in) investing activities                       (26,953)           (9,747)

Cash flows from (used in) financing activities:
   Net borrowings under credit agreements                            41,000             9,000
   Payment of senior notes                                           (8,333)                -
   Dividends paid                                                    (3,884)           (2,913)
   Other                                                                 (5)                -
                                                                   --------           -------

      Net cash from financing activities                             28,778             6,087

Effect of exchange rate changes on cash                               1,169               (77)
                                                                   --------           -------

Net increase (decrease) in cash and cash equivalents                  1,903            (2,570)
Cash and cash equivalents at beginning of period                      7,671            10,214
                                                                   --------           -------

Cash and cash equivalents at end of period                         $  9,574           $ 7,644
                                                                   ========           =======


Supplemental cash flow disclosures:
   Interest paid                                                   $  3,912           $ 2,921
   Income taxes paid                                                  5,076             8,068


    See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

         The accompanying condensed consolidated balance sheet as of June 30, 1994 and the related condensed consolidated statements of income for the three and six months, and cash flows for the six months, ended June 30, 1994 and 1993 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

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

2.       Inventories

         Inventories consist of the following (amounts in thousands):

                                                         June 30,                        December 31,
                                                           1994                             1993
                                                         --------                        ------------
         Finished parts                                   $45,507                          $38,121
         Work in process                                   40,367                           36,723
         Raw materials and supplies                        15,374                           12,951
                                                          -------                          -------
                                                          101,248                           87,795
         Less progress billings                            (9,961)                         (10,379)
                                                          -------                          -------

                 Net inventories                          $91,287                          $77,416
                                                          =======                          =======


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

Three Months Ended June 30, 1994 Compared To Three Months Ended June 30, 1993

Net sales of $105.5 million for the three months ended June 30, 1994 were approximately equal to net sales of $105.0 million for the corresponding period
in 1993.   Although aftermarket sales increased as a percentage of sales to 57%
in the second quarter of 1994 from 55% in the second quarter of 1993, a shift in mix within aftermarket sales, and the volume decrease in OE sales, resulted in a decrease in gross profit. Gross profit for the three months ended June 30, 1993 reflected favorable experience with respect to warranty costs. By geographic region, net sales were down in the second quarter of 1994 as compared with 1993 in the United States, offset by increases in Europe, Mexico and the Pacific Rim. Included in the second quarter 1994 sales are $5.7 million in net sales related to the Company's acquisition of Pacific Wietz GmbH & Co. KG (Pacific Wietz), completed in January 1994.

Selling, administrative and operating expenses increased as a percentage of net sales from 26.4% for the three months ended June 30, 1993 to 28.8% for the corresponding period in 1994. The increase was due primarily to selling expenses outpacing sales volume within the Pump business and the first quarter 1994 addition of Pacific Wietz. Selling, administrative and operating expenses for the three months ended June 30, 1993 were favorably impacted by the reduction of certain performance based accruals and certain other reserves no longer determined to be necessary.

Operating income for the three months ended June 30, 1994 was $11.4 million, a decrease of $3.4 million, or 23.2% from the comparable period in 1993. The decrease in operating income reflects the reduction in gross profit and the increase in selling, administrative and operating expenses.

Six Months Ended June 30, 1994 Compared to Six Months Ended June 30, 1993

Net sales of $202.2 million for the six months ended June 30, 1994 were $2.2 million or 1.1% lower than the corresponding period in 1993. The decrease in sales reflects a decrease in OE sales of approximately $8.1 million, offset by an increase in aftermarket sales of approximately $5.9 million. Although aftermarket sales increased as a percentage of sales to 59% in the first half of 1994 from 56% in the first half of 1993, a shift in mix within aftermarket sales, and the volume decrease in OE sales, resulted in a decrease in gross profit. Gross profit for the six months ended June 30, 1993 reflected favorable experience with respect to warranty costs. By geographic region, net sales were down during the six months ended June 30, 1994 as compared with 1993 in the United States, offset by increases in Europe, Mexico and the Pacific Rim. Included in the first half 1994 sales are $10.8 million in net sales related to the Company's acquisition of Pacific Wietz.

Results in the first half of 1994 reflect market conditions in effect during 1993. Bookings in 1993 were adversely affected by sluggish economic and project activity worldwide. Petroleum and power customers continued to defer expenditures, primarily in response to lower crude oil prices and the increasingly competitive environment facing the utilities. Although first half bookings indicated improvement in certain markets, for instance the U. S. petroleum market and the cogeneration market, project activity can vary significantly from quarter to quarter, therefore the level of bookings in the first half of 1994 should not be viewed as a trend either positive or negative.

Selling, administrative and operating expenses increased as a percentage of sales from 27.0% for the six months ended June 30, 1993 to 29.1% for the corresponding period in 1994. The increase was primarily due to selling expenses outpacing sales growth in the Pump business and the first quarter addition of Pacific Wietz.

Operating income for the six months ended June 30, 1994 was $21.4 million, a decrease of $5.5 or 20.3% from the comparable period in 1993. The decrease in operating income reflects the reduction in gross profit and the increase in selling, administrative and operating expenses.

Interest expense, as a percentage of net sales, was unchanged for the six months ended June 30, 1994 as compared to the same period in 1993, due in part to increased borrowings associated with the purchase of Pacific Wietz.

Order input for the six months ended June 30, 1994 was $228.7 million compared with $201.1 million for the corresponding period in 1993. The increase in input is primarily due to higher bookings in the United States, Mexico and the Pacific Rim, offset by lower bookings in Europe. Pacific Wietz contributed approximately $13.9 million in bookings in the first half of 1994. Petroleum order input for the first six months of 1994 was ahead of the same period last year with gains in every sector of the petroleum markets, including pipeline, production and refining. On the negative side, the nuclear-power area remains weak. Backlog at June 30, 1994 was $176.3 million compared to $196.4 million at June 30, 1993, down primarily due to the lower booking levels in 1993.

The Company's previously announced restructuring program is ongoing. Additional headcount reductions were made in the second quarter. With the exception of costs associated with severance and the ordering of certain long lead time machine tools, no significant costs or commitments for expenditures were incurred during this period.

Liquidity and Capital Resources

Cash flow from operations, credit available under its credit agreements and customer progress payments have been the Company's primary sources of short-term liquidity. During the six month period ended June 30, 1994, the Company used $1.1 million in net funds from operating activities, as compared to the first half of 1993 during which the company generated $1.2 million of net funds from operating activities. The reduction in operating cash flow is due primarily to lower earnings during the comparable periods.

At June 30, 1994, the Company had outstanding under its credit facilities borrowings totaling $53.8 million and letters of credit totaling $11.7 million, and there was $44.7 million available for borrowing thereunder. In January 1994, the Company borrowed approximately $18 million under its U.S. credit facility to finance the acquisition of Pacific Wietz. As of June 30, 1994, the Company has outstanding $24.8 of obligations relating to performance bonds.

Interest on the Company's $50 million outstanding senior notes is fixed at 7.92%. However, all of the Company's borrowings under its other senior credit facilities are currently at floating interest rates. Interest costs are therefore subject to significant changes depending upon the movement of short-term interest rates.

PART II.     OTHER INFORMATION

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    (a) The Annual Meeting of Stockholders of BW/IP, Inc. was held on May 10, 1994.

    (c) The following proposals were submitted to a vote of the stockholders:

             (i) A proposal to approve the re-election of eight Directors to the Board of Directors, in each case for a term of one year, was approved as follows with respect to each nominee for office:

                                                                                     ABSTENTIONS
                                                Votes               Votes             and BROKER
                        NOMINEE                Cast FOR            WITHHELD            NON-VOTES
                        -------               ----------           --------          -----------
                 Peter C. Valli               19,390,402           813,457               None
                 James J. Gavin, Jr.          19,377,954           825,905               None
                 H. Jack Meany                19,391,454           812,405               None
                 Eugene P. Cross              19,391,054           812,805               None
                 A. L. Dubrow                 19,390,802           813,057               None
                 George D. Leal               19,391,054           812,805               None
                 James S. Pignatelli          19,377,654           826,205               None
                 William C. Rusnack           19,391,454           812,405               None


             (ii) A proposal to approve the appointment of Price Waterhouse as the Company's independent auditors for fiscal 1994 was approved, with 20,119,141 votes cast for the proposal, 67,923 votes cast against the proposal and an aggregate of 16,795 abstentions and broker non-votes.

             (iii) A proposal to amend the Company's Second Restated Certificate of Incorporation to change the Company's corporate name to "BW/IP, Inc." was approved, with 18,344,037 votes cast for the proposal, 352,606 votes cast against the proposal and an aggregate of 1,507,216 abstentions and broker non-votes.

             (iv) A proposal to amend the Company's Second Restated Certificate of Incorporation to effect a recapitalization of the Company to provide for a single class of common stock was approved, with 17,606,023 votes cast for the proposal, 64,047 votes cast against the proposal and an aggregate of 2,533,789 abstentions and broker non-votes.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - None

    (b) A Report on Form 8-K dated May 12, 1994 was filed with respect to Item 5, "Other Events," to report that the stockholders of the registrant had agreed on May 10, 1994 to (a) change the Company's name from "BWIP Holding, Inc." to "BW/IP, Inc." and (b) convert the Company's two-class common stock structure into a one-class common stock structure. These changes became effective on May 11, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      BW/IP, INC.
                                       --------------------------------------
                                                     (Registrant)



Date:    August 12, 1994               By:         /s/  E. P. Cross
                                          -----------------------------------
                                                        E. P. Cross
                                                Vice President - Finance
                                                (Duly Authorized Officer)


Date:    August 12, 1994               By:        /s/  N. A. Ludlam
                                          -----------------------------------
                                                       N. A. Ludlam
                                              (Chief Accounting Officer)