Form 10-Q
period 1994-09-30
BWIP INC
filed 1994-11-14
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                ---------------

                                   FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         SEPTEMBER 30,1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER     0-19162
                                   ---------


                                  BW/IP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                                ---------------



               DELAWARE                                  33-0270574
   -------------------------------                 ----------------------
   (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                   Identification No.)

       200 OCEANGATE BOULEVARD
               SUITE 900
        LONG BEACH, CALIFORNIA                              90802
   -------------------------------                 ----------------------
(Address of principal executive offices)                 (Zip Code)



     REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (310) 435-3700
                                                            --------------
                               ------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES  X   NO
                                                ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     COMMON STOCK, $.01 PAR VALUE,                    24,275,000
       OUTSTANDING AT SEPTEMBER 30, 1994               (SHARES)

                                  BW/IP, INC.

                                     INDEX



                                                                                                    PAGE NUMBER
                                                                                                    -----------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -
                 September 30, 1994 (unaudited) and December 31, 1993                                  2-3

              Condensed Consolidated Statements of Income -
                 Three and nine months ended September 30, 1994 and
                 September 30, 1993 (unaudited)                                                          4

              Condensed Consolidated Statements of Cash Flows -
                 Nine months ended September 30, 1994 and
                 September 30, 1993 (unaudited)                                                          5

              Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                                           6-7

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                                   8-9



PART II.      OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                                       10



SIGNATURES                                                                                              11

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                  September 30,        December 31,
Assets                                                                1994                1993
- - ------                                                            ------------        -------------
                                                                  (Unaudited)
Current assets:
   Cash and cash equivalents                                         $  6,482            $  7,671
   Accounts and notes receivable (less allowance
      for doubtful accounts of $3,739 at September 30,
      1994 and $2,805 at December 31, 1993)                           113,956              92,614
   Inventories                                                         83,824              77,416
   Other, including net assets held for disposition                    38,166              36,028
                                                                     --------            --------
           Total current assets                                       242,428             213,729

Property, plant and equipment, at cost
   (net of accumulated depreciation and amortization
   of $60,664 at September 30, 1994 and $54,237 at
   December 31, 1993)                                                  92,373              92,273

Goodwill (net of accumulated amortization
   of $4,569 at September 30, 1994 and $3,742
   at December 31, 1993)                                               41,485              21,392

Other assets                                                           13,979              13,894
                                                                     --------            --------
           Total assets                                              $390,265            $341,288
                                                                     ========            ========


See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)



                                                                  September 30,        December 31,
Liabilities and Stockholders' Equity                                   1994               1993
- - ------------------------------------                               ------------       -------------
                                                                   (Unaudited)
Current liabilities:
   Accounts payable                                                  $ 29,473            $ 34,569
   Current maturities of long-term debt                                15,071               9,611
   Other current liabilities                                           52,904              46,668
                                                                      -------            --------

           Total current liabilities                                   97,448              90,848

Long-term debt                                                         77,932              54,471
Other long-term liabilities                                            48,848              49,578

Stockholders' equity:
   Preferred stock                                                         -                    -
   Common stock                                                           245                 245
   Paid-in capital                                                     85,763              85,763
   Retained earnings                                                   75,122              63,337
   Cumulative translation adjustment                                    5,520              (2,341)
                                                                     --------            --------
                                                                      166,650             147,004
   Less common stock in treasury, at cost                                (613)               (613)
                                                                     --------            --------
           Total stockholders' equity                                 166,037             146,391
                                                                     --------            --------
           Total liabilities and stockholders' equity                $390,265            $341,288
                                                                     ========            ========


See accompanying notes to condensed consolidated financial statements.

                                     BW/IP, INC.
                  Condensed Consolidated Statements of Income
         (Dollar amounts in thousands, except share and per share data)
                                  (Unaudited)

                                              Three Months Ended                  Nine Months Ended
                                       September 30,     September 30,      September 30,    September 30,
                                           1994              1993               1994             1993
                                       -------------     -------------      ------------     -------------
Net sales                                $117,945           $110,707           $320,192         $315,184

Cost of sales                              74,118             69,811            196,227          192,193
                                         --------           --------           --------         --------
  Gross profit                             43,827             40,896            123,965          122,991

Selling, administrative
  and operating expenses                   30,850             27,633             89,616           82,896
                                         --------           --------           --------         --------
  Operating income                         12,977             13,263             34,349           40,095

Interest expense, net                       1,742              1,565              4,930            4,824
Other expenses                                106                152                474              559
                                         --------           --------           --------         --------
  Income from continuing
    operations before income taxes         11,129             11,546             28,945           34,712

Provision for income taxes                  4,062              3,618             10,565           11,846
                                         --------           --------           --------         --------
  Income from continuing operations         7,067              7,928             18,380           22,866

Discontinued operations, net of tax           (51)               414                202              917
                                         --------           --------           --------        ---------
Net income                               $  7,016           $  8,342           $ 18,582        $  23,783
                                         ========           ========           ========        =========

Earnings per share:

   From continuing operations               $ .29           $    .32           $    .76        $     .94

   Discontinued operations, net of tax          -                .02                .01              .04
                                            -----           --------           --------        ---------

   Net income per share                     $ .29           $    .34           $    .77        $     .98
                                            =====           ========           ========        =========

Dividends declared per share                $ .10           $    .08           $    .28        $     .22
                                            =====           ========           ========        =========

Weighted average number of
   shares outstanding                   24,275,000         24,275,000        24,275,000       24,275,000
                                        ==========         ==========        ==========       ==========


See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                    Nine Months Ended
                                                             September 30,    September 30,
                                                                  1994             1993
                                                             -------------    -------------
Cash flows from operating activities                            $  7,517        $ 12,232

Cash flows (used in) from investing activities:
   Capital expenditures                                           (7,628)         (9,589)
   Expenditures for acquisitions                                 (22,977)         (3,425)
   Proceeds from disposition of property
      and equipment                                                  667           1,166
                                                                --------        --------

      Net cash (used in) investing activities                    (29,938)        (11,848)

Cash flows from (used in) financing activities:
   Net borrowings under credit agreements                         36,159          13,000
   Payment of senior notes                                        (8,333)              -
   Dividends paid                                                 (6,312)         (4,855)
   Other                                                            (700)           (485)
                                                                --------        --------

      Net cash from financing activities                          20,814           7,660

Effect of exchange rate changes on cash                              418          (1,568)
                                                                --------        --------

Net (decrease) increase in cash and cash equivalents              (1,189)          6,476
Cash and cash equivalents at beginning of period                   7,671          10,214
                                                                --------        --------

Cash and cash equivalents at end of period                      $  6,482        $ 16,690
                                                                ========        ========


Supplemental cash flow disclosures:
   Interest paid                                                $  4,531        $  3,304
   Income taxes paid                                              11,791          11,844


See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.       Basis of Presentation

         The accompanying condensed consolidated balance sheet as of September 30, 1994 and the related condensed consolidated statements of income for the three and nine months, and cash flows for the nine months, ended September 30, 1994 and 1993 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

         The accompanying condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S- X, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the Company's 1993 Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for a full year and are subject to audit and adjustment at the end of the year.

         BW/IP, Inc. (formerly known as BWIP Holding, Inc.) is the parent
         company of BW/IP International, Inc. (BW/IP).   Unless the context
         otherwise requires, references herein to "the Company" are to BW/IP, Inc. and BW/IP International, Inc. and its consolidated subsidiaries.

2.       Inventories

         Inventories consist of the following (amounts in thousands):

                                          September 30,      December 31,
                                               1994            1993
                                          -------------     ------------
                                                              C>
         Finished parts                      $44,485          $38,121
         Work in process                      34,850           36,723
         Raw materials and supplies           12,735           12,951
                                             -------          -------
                                              92,070           87,795
         Less progress billings               (8,246)         (10,379)
                                             -------          -------
                 Net inventories             $83,824          $77,416
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

4.       Subsequent Event

         On October 31, 1994, the Company completed the sale of its Fluid Controls segment to E-Systems, Inc. The segment had been held for sale pursuant to a plan established in 1993. Certain assets and liabilities of the segment, including cash, real property and certain accrued employee benefits, were retained by the Company. A buyer for the real property is being actively pursued. The Company believes that the loss provision recorded in 1993 for the disposition of Fluid Controls is adequate.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

The Company currently operates one business segment: Pump/Seal. The Pump/Seal segment consists primarily of centrifugal pumps, mechanical seals, nuclear valves and related equipment and services. In 1993, the Company initiated its plan to dispose of its Fluid Controls segment. The disposition was completed on October 31, 1994. Prior to that date, the segment was accounted for as a discontinued operation and prior quarterly periods have been reclassified to reflect this accounting.

Three Months Ended September 30, 1994 Compared To Three Months Ended September 30, 1993

Net sales of $117.9 million for the three months ended September 30, 1994 were $7.2 million or approximately 6.5% higher than the corresponding period in 1993. Included in the third quarter 1994 sales are $6.5 million in sales related to the Company's acquisition of Pacific Wietz GmbH & Co. KG (Pacific Wietz), completed in January 1994. Net sales for the three months ended September 30, 1994 were also favorably impacted by the weakening U.S. dollar. Aftermarket sales increased slightly as a percentage of net sales to 57% in the third quarter of 1994 from 56% in the corresponding quarter in 1993, contributing to the improvement in gross profit.

Selling, administrative and operating expenses increased as a percentage of sales from 25.0% for the three months ended September 30, 1993 to 26.2% for the corresponding period in 1994. The increase was due primarily to the first quarter 1994 addition of Pacific Wietz. Selling, administrative and operating expenses for the three months ended September 30, 1993 were favorably impacted by the reduction of certain performance based accruals and certain other reserves no longer determined to be necessary.

Operating income for the three months ended September 30, 1994 was $13.0 million, a decrease of $0.3 million, or 2.2% from the comparable period in 1993. The decrease in operating income reflects the increase in selling, administrative and operating expenses.

Nine Months Ended September 30, 1994 Compared to Nine Months Ended September 30, 1993

Net sales of $320.2 million for the nine months ended September 30, 1994 were $5.0 million or approximately l.6% higher than the corresponding period in 1993, primarily due to the acquisition of Pacific Wietz which contributed $17.3 million in sales, offset by a decrease in sales within the Pump business. Reflected in the net sales uplift is an increase in aftermarket sales of approximately $10.2 million, offset by a decrease in OE sales of approximately $5.2 million. Although aftermarket sales increased as a percentage of sales to 58% in the first three quarters of 1994 from 56% in the corresponding period of 1993, a shift in mix within aftermarket sales, and the continued competitive environment within the OE sector, resulted in a decrease in gross profit margin. In addition, gross profit for the nine months ended September 30, 1993 reflected favorable experience with respect to warranty costs and the reduction of certain other reserves no longer determined to be necessary. By geographic region, net sales were down during the nine months ended September 30, 1994 as compared with 1993 in the United States and Europe, offset by increases in Mexico and the Pacific Rim.

Selling, administrative and operating expenses increased as a percentage of sales from 26.3% for the nine months ended September 30, 1993 to 28.0% for the corresponding period in 1994. The increase was primarily due to selling expenses continuing to outpace sales growth in the Pump business and the first quarter addition of Pacific Wietz.

Operating income for the nine months ended September 30, 1994 was $34.3 million, a decrease of $5.7 million or 14.3% from the comparable period in 1993. The decrease in operating income reflects the reduction in gross profit margin and the increase in selling, administrative and operating expenses.

Order input for the nine months ended September 30, 1994 was $346.4 million compared with $291.7 million for the corresponding period in 1993. The increased input is primarily due to higher bookings in the United States and Mexico, offset by lower bookings in Europe. Pacific Wietz contributed approximately $20.2 million in bookings in the first three quarters of 1994. Backlog at September 30, 1994 was $173.5 million compared to $177.5 million at September 30, 1993.

The improved bookings trend noted during the first half of 1994 continued during the third quarter. Aftermarket parts and services were a favorable 69% of third quarter bookings. The improved mix reflected higher orders for nuclear equipment for the United States and Japan, and an increase in orders for higher margin pump parts in the United States, Canada and Europe. Certain of the Company's markets remain sluggish, therefore, the level and mix of bookings in the third quarter should not be viewed as a trend either positive or negative. The uplift in third quarter bookings will have a minor impact on 1994 results.

The Company's previously announced restructuring program is ongoing. Costs relating to severance, relocation and facility realignment were incurred during the quarter. The site for the large component facility has been identified and negotiations for financing are ongoing. It is anticipated that construction will commence in late 1994/early 1995.

On October 31, 1994, the Company completed the sale of its Fluid Controls segment to E-Systems, Inc. The segment had been held for sale pursuant to a plan established in 1993. Certain assets and liabilities of the segment, including cash, real property and certain accrued employee benefits, were retained by the Company. A buyer for the real property is being actively pursued. The Company believes that the loss provision recorded in 1993 for the disposition of Fluid Controls is adequate.

Liquidity and Capital Resources

Cash flow from operations, credit available under its credit agreements and customer progress payments have been the Company's primary sources of short-term liquidity. During the nine month period ended September 30, 1994, the Company generated $7.5 million in net funds from operating activities, as compared to the first three quarters of 1993 during which the company generated $12.2 million of net funds from operating activities. The decrease in operating cash flow resulted from an increase in working capital, primarily accounts receivable, and lower earnings during the comparable periods.

At September 30, 1994, the Company had outstanding under its credit facilities borrowings totaling $49.3 million and letters of credit totaling $10.9 million, and there was $50.8 million available for borrowing thereunder. In January 1994, the Company borrowed approximately $18 million under its U.S. credit facility to finance the acquisition of Pacific Wietz. As of September 30, 1994, the Company has outstanding $23.5 of obligations relating to performance bonds.

Interest on the Company's outstanding senior notes is fixed at 7.92%. However, all of the Company's borrowings under its other senior credit facilities are currently at floating interest rates. Interest costs are therefore subject to significant changes depending upon the movement of short-term interest rates.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

    (a)     Exhibits - None

    (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1994.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                       BW/IP, INC.
                                          -----------------------------------
                                                      (Registrant)



Date:    November 14, 1994                By:     /s/  E. P. Cross
         ------------------                    ------------------------------
                                               E. P. Cross
                                               Vice President - Finance
                                               (Duly Authorized Officer)


Date:    November 14, 1994                By:     /s/  N. A. Ludlam
         ------------------                    ------------------------------
                                               N. A. Ludlam
                                               (Chief Accounting Officer)