Form 10-K405
BWIP INC
filed 1995-03-31
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-K
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1994

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number   0-19162

                                  BW/IP, INC.
             (Exact name of registrant as specified in its charter)

            DELAWARE                             33-027054
-------------------------------              -------------------
(State or other jurisdiction of               (I.R.S. Employer
incorporation or organization)               Identification No.)




     200 OCEANGATE BOULEVARD
            SUITE 900
     LONG BEACH, CALIFORNIA                          90802
---------------------------------------         --------------
(Address of principal executive offices)          (Zip Code)


Registrant's telephone number, including area code:  (310) 435-3700

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock,  $.01 par value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
         Yes   X      No
             -----       ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the last reported sale price per share of the Common Stock as quoted through the National Association of Securities Dealers Automated Quotation National Market System on March 7, 1995) was approximately $372 million.

The number of shares outstanding of the registrant's Common Stock as of March 7, 1995: 24,275,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement (to be filed with the Securities and Exchange Commission on or before April 30, 1995) pursuant to Regulation 14A of the Securities and Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on or about May 16, 1995 are incorporated by reference into Part III of this Form 10-K. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1994, are incorporated by reference into Parts I, II and IV of this Form 10-K.

                                     PART I
ITEM 1.  BUSINESS

         BW/IP, Inc. ("BW/IP") was incorporated in Delaware on March 12, 1987 by Clayton, Dubilier & Rice, Inc. ("Clayton, Dubilier & Rice"), a private investment firm, to acquire BW/IP International, Inc. ("International"), International's foreign marketing affiliates and certain related assets in the Netherlands and other overseas locations (the "Acquisition") from Borg-Warner Corporation ("Borg-Warner"). All of BW/IP's operations are conducted through International and International's subsidiaries (BW/IP, International and its consolidated subsidiaries are together referred to as the "Company"). Prior to the Acquisition, Borg-Warner had operated certain of the International businesses for over 30 years. In the course of an initial public offering in May 1991 and a number of secondary offerings, all of the shares previously held by Clayton, Dubilier & Rice affiliates, as well as a substantial number of shares of Common Stock acquired by certain institutional investors in connection with the Acquisition from Borg-Warner were sold to the public.

         The Company is a worldwide supplier of advanced technology fluid transfer and control equipment, systems and services. Its principal products are pumps and mechanical seals, primarily for the petroleum and electric power industries, and increasingly to the chemical industry. The Company manufactures, sells, distributes and services its products throughout the world. The Company has manufacturing facilities in eight different countries and service centers in 18 countries. At December 31, 1994, the Company had 2,967 employees, of whom approximately 50% were located outside the United States.

         The Company had been organized into a Pump/Seal segment and a Fluid Controls segment. The Pump/Seal segment designs, manufactures, distributes and services both highly engineered and standard centrifugal pumps primarily for use in the power and petroleum industries and mechanical seals and seal support systems primarily for use in the petroleum and chemical industries. In December 1993 the Company initiated a plan to dispose of the Fluid Controls segment which designed, manufactured, distributed and serviced control systems, servovalves, solenoids and other aerospace/defense products. The sale of the Fluid Controls segment was completed in October 1994. As a result of the disposition of the Fluid Controls segment, the Company operates in one business segment: Pump/Seal. The Fluid Controls segment is treated as a discontinued operation in this Annual Report on Form 10-K ("Form 10-K") and in the Consolidated Financial Statements and Management's Discussion and Analysis of Financial Condition and Results of Operations in the 1994 Annual Report to Stockholders for the fiscal year ended December 31, 1994 (the "1994 Annual Report to Stockholders"), portions of which are incorporated by reference in this Form 10-K and, on that basis, information herein and therein for 1994 and prior periods has been reclassified to reflect the disposition of the Fluid Controls segment.

         For certain financial information by Geographic Location see Note 10 to Consolidated Financial Statements on page 37 of the 1994 Annual Report to Stockholders which page is incorporated by reference in this Form 10-K.

MARKETS SERVED

         Pump products and services accounted for approximately 71%, 77% and 74% of the Company's 1994, 1993 and 1992 net sales, respectively, and seal products and services accounted for approximately 29%, 23% and 26% of net sales, respectively, for such periods. Sales of the Company's pumps and seals are primarily made to the petroleum, power and (to a lesser extent) chemical markets.

         Approximately 77% of the Company's 1994 net sales were to the petroleum and power markets worldwide. The principal segments of the petroleum industry that the Company serves are refineries and pipelines. In addition to the U.S. market, which in 1994 accounted for approximately 57% of the Company's net sales to the petroleum industry, the Company serves the petroleum industry in Europe, Africa, Asia, South America, Canada, Mexico and the Middle East.

         Another principal market served is the power generation market worldwide. Sales to this market are principally to both nuclear and fossil fuel power generating utilities. The majority of the Company's sales in the nuclear power market are in the United States and Japan, where the Company's large installed base of equipment provides a continuing market for products and services to ensure safety and reliability, a major customer concern. A significant characteristic of the nuclear market worldwide is the stringent requirements that must be met in order to sell products to nuclear power plants. For example, the Company maintains a Nuclear Stamp ("N Stamp") from the American Society of Mechanical Engineers, which is required for qualification to supply certain kinds of products to the U.S. nuclear industry. The Company must comply with significant requirements (including triennial audits) in order to maintain its N Stamp. The Company's next audit will occur in 1996. Sales to the nuclear power industry comprised approximately 11% of the Company's 1994 sales. The Company's 1994 sales to the nuclear power industry related primarily to aftermarket products and services.

         The Company could face liability in excess of its own commercial or government provided insurance if any of its products were found to contribute to an accident at a nuclear power facility or at other industrial facilities. The Company does not maintain nuclear liability insurance for the United States or Canada, but maintains an aggregate of $15 million in nuclear liability insurance for all other countries. The federal Price-Anderson Act of 1954 provides U.S. nuclear utilities with a system of no-fault insurance coverage up to $7 billion for third party losses or damages resulting from a nuclear incident. Canada's Nuclear Liability Act provides for a system of insurance coverage that generally makes the operator of a nuclear installation absolutely liable for third party claims arising as a result of a nuclear incident, up to a maximum liability of Can. $75 million. No assurance can be given that the Company's insurance coverages will be adequate in the event of a major nuclear incident.

        Most of the non-nuclear power sales are to utilities in the United States, Mexico, Canada, Europe and the Far East.

        The Company also serves agricultural, municipal water, chemical, pulp and paper, mineral and ore processing and other general industry markets.





10K395                                             3

PRODUCTS AND SERVICES

         The Company designs, manufactures, distributes and services centrifugal pumps, valves, submersible electric motors, mechanical seals and seal support systems. While the Company produces standard products, its technical focus and expertise is in engineered products for severe service applications where a specialized product is required for extreme temperatures, high horsepower, high speed or high pressure. Compared to standard products, the Company's specialty products are usually capable of higher performance, are more differentiated from each other and have greater engineering content. Sales of the Company's specialty products are more dependent on decisions of operating managers and engineers than purchasing agents. Because the Company's specialized products have unique designs and high engineering content, the Company's customers tend to demand more aftermarket services than customers of the Company's standard products.

         Pump Products. Pump products for the power generating industry include a variety of pumps used in both nuclear and fossil fuel utilities to generate steam. Products for the nuclear power generating industry include reactor coolant pumps, horizontal multi-stage pumps for steam generators, and
vertical circulating pumps.   A line of gate, globe and check valves is also
produced for the nuclear power market. Products for the fossil fuel power generation industry are horizontal double case pumps for high pressure boiler feed, horizontal multi-stage pumps for low pressure boiler feed, vertical double case pumps and vertical circulating pumps.

         Pump products for the petroleum industry which also have application in other process markets served include horizontal double case pumps used especially for hot oils under high pressure, horizontal multi-stage pumps used in pipelines, vertical pumps used for low temperature processes, vertical circulating pumps used for cooling water, submersible pumps used for water or brine injection in oil fields, and submersible water pumps used on offshore platforms to supply water for fire fighting. The Company also supplies pumps for other industrial uses, including industrial production, utility services and pollution control, the mining industry and pumps and related aftermarket parts and services to the U.S. military, primarily the U.S. Navy.

         Seal Products. The mechanical seal is critical to the smooth operation of centrifugal pumps, compressors and mixers because mechanical seals control leakage between a rotating shaft and a stationary casing and in doing so, reduce shaft wear on pumps, compressors and mixers used in many industries. The need to reduce or eliminate the leakage of liquids and gases due to increasingly stringent environmental regulations and safety concerns has expanded the market for mechanical seals. The Company's seals are used on booster and boiler feed pumps, condensate extraction pumps, heater drain pumps and a wide variety of pumps used principally in the oil refining and chemical processing industries. The Company also manufactures a dry gas seal used in gas transmission and oil and gas production markets.

         Aftermarket Products. Aftermarket products and services for pumps and mechanical seals include supplying parts, making repairs, and providing a variety of technical services for maintenance (both predicted and preventive), life extension, retrofitting and upgrading of customer equipment. For example, the Company repairs pumps and seals to acceptable operating condition, provides field diagnostic analysis and in-place machinery repair and remanufactures pumps to restore them to their original or upgraded condition.





10K395                                             4

WORLDWIDE FACILITIES AND DISTRIBUTION

         The Company is engaged in the design, manufacture, distribution and service of its products throughout the world. Pumps are produced in plant facilities in the United States (two in California, one in Oklahoma, one in New Mexico), the Netherlands, Mexico, Argentina and Belgium. The Company is constructing a new large component facility for pumps in New Mexico, due for completion in 1995.

         When fully operational in late 1995, the new large component facility, in conjunction with the Company's existing small component facility, will provide a substantial majority of all pump components previously manufactured at the Company's three integrated U.S. pump plants. These three U.S. plants will selectively discontinue the manufacture of certain components and instead be focused on the engineering, assembly and testing of pumps. The two specialized component manufacturing facilities will also be utilized to supply components to other Company plants outside of the U.S. on an economically selective basis. The construction of the large component facility is an important element of the Company's restructuring program which is described in more detail in Management's Discussion & Analysis of Financial Condition and Results of Operations and in Note 3 to Consolidated Financial Statements starting respectively on page 14 and 27 of the 1994 Annual Report to Stockholders.

         Seals are produced in facilities in the United States, the Netherlands, Germany, Switzerland, Mexico, Argentina and Japan. In December 1994 the Company acquired Five Star Seal Corporation ("Five Star"), a manufacturer in Florence, South Carolina of mechanical seals and related products for pumps, mixers and valves, particularly for pulp and paper and chemical markets.

         In 1994, nearly 28% of the Company's products manufactured in the United States, measured by gross sales (which include intercompany sales), were shipped to international markets. Pump manufacturing facilities in the Netherlands and seal manufacturing facilities in the Netherlands and Germany are the primary source of pumps and seals sold in Europe, Africa and the Middle East. The Argentine facility provides products primarily for Argentine customers, while the Japanese plant provides products for Japan and parts of Southeast Asia. The Company is a party to numerous license agreements and joint ventures for the manufacture and/or service of pump and seal products.

         The Company's Mexican operation, which has approximately 275 employees, manufactures pumps and mechanical seals. Its principal customers are Petroleos Mexicanos (the state-owned oil company) and Comision Federal de Electricidad (the national electric power company).

         The Company's worldwide pump and seal sales forces sell its pump and seal products directly to end-users and engineering and construction firms. The Company's worldwide pump sales organization sells to petroleum, power and general industry customers within regional territories. A portion of the Company's seal products are sold directly to original equipment ("OE") manufacturers, for either pumps, compressors, mixers or other rotating equipment requiring sealing. Distributors, dealers, commissioned representatives and sales agents are used to a lesser extent in the distribution and sale of the products except for Five Star products which are sold primarily through a distributor network.





10K395                                             5

         The Company has sales offices in most European countries and has independent representatives to support foreign sales efforts where the Company does not maintain a presence. Of the Company's 45 service facilities, 24 are located outside the United States in Argentina, Belgium, Canada, England, France, Germany, Indonesia, Malaysia, Italy, Japan, Mexico, The Netherlands, Saudi Arabia, Singapore, Spain, United Arab Emirates and Venezuela. In addition, an agent of the Company operates one service facility in Saudi Arabia.

COMPETITION

         In general, the markets for the Company's pump and seal products are highly competitive. In the OE market, the Company competes against a variety of other companies, some of which are significantly larger, have greater financial resources, broader product lines or have larger overall market shares; this is particularly true in the mechanical seal market where the Company estimates that John Crane Inc. has a substantially larger market share than the Company or any other competitor. Competition, particularly for OE sales, has been increasing in a number of the Company's served markets.

         Competition occurs on the basis of price, technical expertise, delivery and reputation for quality. Delivery speed and the proximity of service centers are particularly important with respect to aftermarket products and services. The Company's customers are more likely to rely on the Company for aftermarket products and services relating to more highly engineered and customized products than for standard products. Price competition tends to be more significant for original equipment than aftermarket services and has been increasingly important with ongoing over capacity in the Company's pump and seal markets.

         Due to the high cost of inventory, customers for seal products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of inventory. Although vendor reduction programs could adversely affect the Company's business, so far the Company has been successful in entering into several "partnering" arrangements with companies both in the United States and overseas. Under these arrangements, in exchange for certain services the customer commits to using the Company as a principal or sole source. The Company is seeking to enter into similar arrangements with additional customers.

         In the aftermarket portion of its pump and seal business, the Company competes against both large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of the Company's end-user customers. In the petroleum industry the competitors for aftermarket services tend to be the customers themselves because of their sophisticated in-house capabilities, whereas in other industries, except the nuclear power industry, the competitors for aftermarket services tend to be low cost replicators of spare parts for the Company's products. In the sale of aftermarket products and services the Company enjoys the benefit of a large installed base of pumps and mechanical seals which require maintenance, repair and replacement parts. The Company has certain competitive advantages in the nuclear power industry because it has obtained and maintained the N Stamp that is required to service customers in that industry, and because the Company has a considerable base of proprietary knowledge.





10K395                                             6

CUSTOMERS

         The Company sells to a wide variety of customers. No individual customer accounted for more than 3% of the Company's 1994 net sales and the Company's ten largest customers represented less than 13% of the Company's net sales in 1994.

BACKLOG

         The Company's backlog of firm unfilled orders totaled approximately $159.4 million as of December 31, 1994, compared with approximately $165.1 million as of December 31, 1993. The year-end backlog at December 31, 1994 is comprised of 35% aftermarket parts and services compared with 28% for the prior year. The Company estimates approximately 83% of the December 31, 1994 backlog will be shipped by December 31, 1995.

RISKS OF INTERNATIONAL BUSINESS

         The Company's activities are subject to the customary risks of operating in an international environment, such as unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and currency fluctuations. Historically, U.S. dollar currency fluctuations have not significantly affected export orders from either the United States or any foreign Company location. The risk of currency fluctuations is mitigated by the fact that most of the Company's foreign business transactions are conducted in the local currency. To minimize the impact of foreign exchange rate movements on its operating results, the Company enters into forward exchange contracts to hedge specific foreign currency denominated transactions. Given the nature of its business, the Company's financial results are subject to fluctuations in foreign currency rates against the U.S. dollar within the countries where it operates. See Note 1 to Consolidated Financial Statements on page 25 of the 1994 Annual Report to Stockholders, which page is incorporated by reference in this Form 10-K. The Company conducts substantial business activities in the Middle East and is a leading supplier of pump and seal products to Saudi Arabia and Iran. The Middle East region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs, and import, export, exchange and tax controls. The ongoing effect of Mexico's financial instability is uncertain at this point; in the short term, the impact should be minimized somewhat in that over 50% of the year-end backlog of the Mexican subsidiary is denominated in U.S. dollars, providing a natural hedge.

RESEARCH AND DEVELOPMENT

         The Company conducts research and development at its own facilities in various locations. In 1994, 1993, and 1992, the Company spent approximately $5.3 million, $4.2 million, and $6.2 million, respectively, on Company-sponsored research and development.

         Management believes current expenditures are adequate to sustain ongoing research and development activities. The Company's research and development group consists of engineers involved in new product development as well as development of existing products. Additionally, the Company sponsors consortium programs conducted by the University of Virginia; Concepts, Eti; Georgia Institute of Technology; the University of Twente and others.





10K395                                             7

Limited development work is also done jointly with certain of the Company's vendors, licensees and customers.

INTELLECTUAL PROPERTY

         Most of the intangible property that the Company uses in its business, including technology, licenses, patents, copyrights, trademarks and trade names, was acquired in connection with the Acquisition. The Company considers its trademarks Byron Jackson(R), United Centrifugal(R), Byron Jackson/United(TM), BW Seals(R), Gaspac(TM) , Pacific Wietz(TM) and Five Star Seal(R) to be important to its business. The patents underlying much of the technology for the Company's products have been in the public domain for many years. Surviving patents are not considered, either individually or in the aggregate, material to the Company's business. However, the Company's pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of its products and their use, is considered particularly important and valuable. Accordingly the Company actively protects such proprietary information.

RAW MATERIALS

         The principal raw materials used by the Company in the manufacture of its industrial products are normally readily available. While all raw materials are purchased from outside sources, the Company has been able to obtain an adequate supply of raw materials and no shortage of such materials is currently anticipated. The Company has elected to obtain certain materials from a single supplier for certain requirements, but alternate sources could be developed without creating a critical shortage for the Company. The Company intends to expand its use of worldwide sourcing to capitalize on low cost sources of purchased goods.

         Suppliers of raw materials for nuclear markets must be qualified by the American Society of Mechanical Engineers and, accordingly, are limited in number. However, the Company to date has experienced no significant difficulty in obtaining such materials.

EMPLOYEES AND LABOR RELATIONS

         The Company's worldwide work force at December 31, 1994 consisted of 2,967 employees, of whom 1,470 were located outside of the United States. The Long Beach headquarters has approximately 35 employees, all of whom perform managerial or administrative functions. The Company's hourly employees at its three principal U.S. pump manufacturing plants in Los Angeles, San Jose and Tulsa are unionized. The Company's U.S. operations have been conducted without a work stoppage for over 15 years. The Company's operations in Mexico, The Netherlands and Belgium are unionized. Unions represent approximately 22% of the Company's worldwide work force. The Company believes employee relations throughout its operations are satisfactory.





10K395                                             8

ENVIRONMENTAL REGULATIONS AND PROCEEDINGS

         The Company is subject to pollution and hazardous waste disposal regulations in all jurisdictions in which it has operating facilities and periodically makes capital expenditures to meet environmental requirements. The Company believes that future expenditures will not have a material adverse effect on its financial position and has established allowances which it believes to be adequate to cover potential environmental liabilities. In connection with the Acquisition, Borg-Warner agreed to bring certain environmental matters into compliance with applicable regulations, including matters at the Temecula, California facility. In addition, under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Company has been named a potentially responsible party ("PRP") at the Sand Springs Petrochemical Complex Superfund Site (Sand Springs, Oklahoma) ("Sand Springs"), the Operating Industries, Inc. Superfund Site (Monterey Park, California) ("Operating Industries") and the Stringfellow Acid Pits Superfund Site (Glen Avon, California) ("Stringfellow") due to waste materials from the Company's plants having been disposed of at these sites. These sites are being administered by the U.S. Environmental Protection Agency. Borg-Warner is contractually obligated by the agreements relating to the Acquisition to indemnify the Company, in whole, in the event it is held liable as a PRP at the Operating Industries and Stringfellow sites and for 50% of the costs, in the event it is held liable at the Sand Springs site. Borg-Warner has undertaken the active defense or representation of the Company in the legal and administrative proceedings related to the Operating Industries and Stringfellow matters, and has paid amounts as they have become due in connection therewith. The Company and Borg-Warner are jointly coordinating the Company's participation in the Sand Springs matter, and sharing the costs as they are incurred. The Company has established an allowance for its share of potential costs for any PRP liability at the Sand Springs site and any additional costs are not estimated to be material to the Company's financial position.

         As a result of pre-existing contamination found at its property in San Jose, California, the Company is in the process of identifying the nature and extent of contamination, and planning for remediation of the site. The Company has established an allowance for remediation and certain other anticipated costs. Any additional costs are not currently estimated to be material to the Company's financial position.

EXPORT LICENSES

         Licenses are required from U.S. government agencies for export from the United States of many of the Company's products. In particular, products with defense applications are restricted, although limitations are placed on the export of certain other pump and seal products as well.





10K395                                             9

ITEM 2.  PROPERTIES

         The following tables set forth certain information relating to the Company's principal facilities. The Company operates other smaller domestic and foreign manufacturing facilities, service centers and sales offices which are omitted from these tables.

                                OWNED FACILITIES

                            LOCATION                   SQUARE FOOTAGE                       PRINCIPAL OPERATIONS
                            --------                   ---------------                      --------------------
                 Albuquerque, New Mexico (1)                50,000              Manufacture of pump products
                 Boothwyn, Pennsylvania                     17,500              Service of pump products
                 Elgin, Illinois                            24,578              Service of pump products
                 Etten-Leur, Netherlands                   175,100              Manufacture of pump products
                 Florence, South Carolina                   24,873              Service of seal products
                 Fresno, California (2)                     27,400              Manufacture of pump products
                 Houston, Texas                             34,900              Service of pump products
                 Leduc, Alberta, Canada                     30,000              Service of pump and seal products
                 Los Angeles, California                   273,220              Service and manufacture of pump products
                 Roosendaal, Netherlands                    48,400              Manufacture of seal products
                 Santa Clara, Mexico                       154,262              Manufacture of pump and seal products
                 Santa Fe, New Mexico                       30,025              Manufacture of pump products
                 San Jose, California                       99,588              Manufacture of pump products
                 Temecula, California                       64,284              Manufacture of seal products
                 Tulsa, Oklahoma                           319,656              Manufacture of pump products

                               LEASED FACILITIES

                            LOCATION                   SQUARE FOOTAGE                       PRINCIPAL OPERATIONS
                            --------                   --------------                       --------------------
                 Charleroi, Belgium (3)                    119,700              Manufacture of pump products
                 Guelph, Ontario, Canada (4)                18,080              Service of pump products
                 Osaka, Japan (5)                           25,000              Manufacture of seal products
                 Mendoza, Argentina (6)                     80,900              Manufacture of pump and seal products
                 Long Beach, California (7)                 35,202              Administrative headquarters
                 Dortmund, Germany (8)                      70,000              Manufacture of seal products

___________________________________
(1)      To be completed in 1995.
(2)      To be closed in 1995.
(3)      Expires 1998.
(4)      Expires 1997.
(5)      Expires 2004.
(6)      Expires 1998.
(7)      Expires 2000.
(8)      Expires 2012.





10K395                                            10

         The Company maintains a total of 21 domestic and 24 foreign service centers and 23 domestic and 26 foreign sales offices.

         The Company believes that its manufacturing facilities, including its machinery and equipment, are in good condition, well maintained and once the planned restructuring program is completed, and planned additions of facilities, machinery and equipment are in place, will be adequate for its needs in the foreseeable future.

         The Company is leasing its manufacturing facility in Van Nuys, California, to the purchaser of the Fluid Controls business segment on a short-term basis and has offered the property for sale. The Company's manufacturing facility in Fresno, California will be offered for sale after its manufacturing operations are transferred or discontinued in 1995.


ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in ordinary routine litigation incidental to its business, none of which it believes to be material to its financial condition. See also "Environmental Regulations and Proceedings" above.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                 None.





10K395                                            11

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of BW/IP, all positions and offices with BW/IP presently held by each person named, their ages as of March 24, 1995 and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.

                   Name and Position                      Age        Principal Occupation During Past Five Years
                   -----------------                      ---        -------------------------------------------
             Peter C. Valli                                68         Chairman and Chief Executive Officer of BW/IP and
             Chairman, Chief Executive Officer                        International since 1987; President of BW/IP from
             and President                                            1987 to 1991 and since 1995; President of
                                                                      International from 1984 to 1991 and since 1995; Vice
                                                                      President of Borg-Warner, principally in conjunction
                                                                      with his affiliation with International from 1972 to
                                                                      1987.


             Eugene P. Cross                               59         Executive Vice President, Finance, and Chief
             Executive Vice President, Finance,                       Financial Officer of BW/IP and International since
             Chief Financial Officer and Director                     1991; Vice President, Finance of BW/IP from 1987 to
                                                                      1991; Vice President, Finance of International from
                                                                      1975 to 1991.

             John D. Hannesson                             43         Vice President, General Counsel and Secretary of
             Vice President, General Counsel                          BW/IP and International since 1987.
             and Secretary

             Darrach G. Taylor                             60         Vice President, Human Resources of BW/IP since 1987
             Vice President,                                          and Vice President, Human Resources of International
             Human Resources                                          since 1976.

             Ronald W. Hoppel                              57         Vice President of BW/IP since 1987; Vice President
             Vice President and President - Pump                      of International since 1984; President of the Pump
             Division                                                 Division since 1995; Vice President - General
                                                                      Manager of the Pump Division from 1991 to 1995 and
                                                                      Vice President - General Manager of the Seal
                                                                      Division from 1982 to 1991.

             Richard R. Testwuide                          46         Vice President of BW/IP since 1987; Vice President
             Vice President and President - Seal                      of International since 1984; President of the Seal
             Division                                                 Division since 1995; Vice President - General
                                                                      Manager of the Seal Division from 1991 to 1995 and
                                                                      Vice President - General Manager of the Fluid
                                                                      Controls Division from 1982 to 1991.

             Nancy A. Ludlam                               41         Corporate Controller of BW/IP and International
             Corporate Controller                                     since 1989.

             Zohar Ziv                                     42         Treasurer of BW/IP and International since 1989.
             Treasurer





10K395                                            12

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         Information on the market prices and dividends regarding the Company's Common Stock, which appears on page 39 of the 1994 Annual Report to Stockholders, is incorporated herein by reference.

         As of March 7, 1995, BW/IP's Common Stock was held by approximately 5,800 stockholders of record or through nominee or street name accounts with brokers.

         BW/IP's ability to pay dividends on its Common Stock depends on International's ability to pay dividends to BW/IP. International's senior credit facilities restrict the payment of dividends by International to BW/IP (and thereby limit BW/IP's ability to pay dividends on the Common Stock) except in certain specified circumstances or unless certain financial tests are met. As of December 31, 1994, after giving effect to the dividends declared to date, approximately $30 million is available for the payment of dividends by International to BW/IP pursuant to the most restrictive covenants.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for the five years ended December 31, 1994, which appears on page 20 of the 1994 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 14 through 19 of the 1994 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, together with the report thereon of Price Waterhouse LLP dated February 14, 1995, appearing on pages 21 through 38 of the 1994 Annual Report to Stockholders are incorporated herein by reference.





10K395                                            13

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Information relating to a change in the Company's principal accountant was previously reported in Item 4 of BW/IP's current report on Form 8-K, dated March 11, 1993, as filed with the Securities and Exchange Commission. In accordance with Instruction 1 to Item 304 of Regulation S-K under the Securities Act of 1933, as amended, no additional disclosure with respect thereto is provided herein.





10K395                                            14

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Proposal No. 1 -- Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 16, 1995 (the "1995 Proxy Statement") is incorporated herein by reference. For information concerning the executive officers of BW/IP, see "Executive Officers of the Registrant" in
Part I of this Form 10-K.

DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K

         Information contained under the heading "Beneficial Ownership of Common Stock - Compliance With Section 16(a) of the Exchange Act" in the 1995 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in the 1995 Proxy Statement is incorporated herein by reference (except for the sections "Report of Compensation and Benefits Committee" and "Performance Graph for Common Stock" which are not deemed to be filed as part of this Form 10-K).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

         The information contained under the heading "Beneficial Ownership of Common Stock" in the 1995 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.





10K395                                            15

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The financial statements, together with the report thereon of Price Waterhouse LLP dated February 14, 1995, appearing on pages 21 through 38 of the 1994 Annual Report to Stockholders are incorporated herein by reference. The report of Coopers & Lybrand dated February 16, 1993, listed in the accompanying index on page F-1, is filed as part of this Form 10-K.

     2.  Financial Statement Schedules

         The required financial statement schedules together with the reports thereon of Price Waterhouse LLP dated February 14, 1995, and Coopers & Lybrand dated February 16, 1993, listed in the accompanying index on page F-1 are filed as part of this Form 10-K.

     3.  Exhibits

         The exhibits listed on the accompanying index to exhibits on pages 17 through 21 are filed as part of this Form 10-K.

(b)      Reports on Form 8-K

         None.





10K395                                            16

                              INDEX TO EXHIBITS


  Exhibit                                            DESCRIPTION
   No.
   3.a         Form of Third Restated Certificate of Incorporation of BW/IP,  Inc. (formerly BWIP
               Holding, Inc.) ("BW/IP"), as filed with the Secretary of the State of Delaware.
               Incorporated by reference to Appendix A of BW/IP's Proxy Statement for the 1994 Annual
               Meeting of Stockholders dated April 11, 1994, as filed with the SEC.

   3.b         Certificate of Designation of Junior Participating Cumulative Preferred Stock of BW/IP
               ("Certificate of Designation of Junior Participating Cumulative Preferred Stock"), as
               filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3a of BW/IP's quarterly report on Form 10-Q for the quarter ended September 30, 1993 as filed with the SEC (" BW/IP's September 30, 1993 Quarterly Report on Form 10-Q").

   3.c*        By-laws of BW/IP, as amended on May 10, 1994.

   4.a         Rights Agreement between BW/IP and Bank One, Indianapolis, N.A., Rights Agent, dated as of July 26, 1993 which includes as Exhibit  B the form of Right  Certificate.
               Incorporated by reference to Exhibit 4 of BW/IP's Report on Form 8-K dated July 30, 1993 as filed with the SEC.

  10.a         Assignment Agreement, dated March 14, 1989, among Bank of America NT  and SA, The
               Mitsubishi Trust and Banking Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10ggg of BW/IP's 1988 Annual Report on Form 10-K for the fiscal year ended
               December 31, 1988 as filed with the SEC ("BW/IP's 1988 Annual Report on Form 10-K").

  10.b         Irrevocable letter of credit, dated March 14, 1989, regarding the City of San Jose
               Floating/Fixed Rate Demand Industrial Revenue Bonds, between Citibank, N.A. and Pacific
               Trust Company, as trustee.   Incorporated by reference to Exhibit 10ttt of BW/IP's 1988
               Annual Report on Form 10-K.

  10.c         BW/IP International, Inc. Retirement Plan. Incorporated by reference to Exhibit 10vv of
               BW/IP's Registration Statement on Form S-1 (Registration No. 33-18701) as filed on
               August 4, 1988 with the SEC (the "1988 Form S-1").

  10.d         Employment Agreement, dated May 20, 1987, between BW/IP International, Inc. and Peter C.
               Valli.  Incorporated by reference to Exhibit 10aaa of the 1988 Form S-1.





10K395                                            17

   10.e        Loan Agreement by and between Industrial Development Authority of the City of San Jose
               and United Centrifugal Pumps, dated as of September 1, 1985. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. BW/IP hereby agrees to furnish a copy of such loan agreement to the SEC upon request.)

   10.f        Amendment to Employment Agreement dated February 1, 1990 between BW/IP International,
               Inc. and Peter C. Valli.  Incorporated by reference to Exhibit 10ssss of BW/IP's 1989
               Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as filed with the
               SEC.

   10.g        Credit Agreement, dated as of September 20, 1991, between BW/IP International, Inc. and
               Citicorp USA, Inc. Incorporated by reference to Exhibit 4r of BW/IP's Registration
               Statement on Form S-8 (Registration No. 33-44806) as filed on December 27, 1991 with the
               SEC (the "Form S-8".)

   10.h        Credit Agreement, dated as of August 23, 1991 (the "U.S. Credit Agreement"), among BW/IP
               International, Inc., the Financial Institutions named therein and Citicorp USA, Inc., as agent.  Incorporated by reference to Exhibit 4s of the Form S-8.

   10.i        Form  of letter agreement for  Transitional Income Program. Incorporated  by reference to
               Exhibit 10oooo of BW/IP's Registration Statement on Form S-1 (Registration No. 33-45165)
               as filed on February 18, 1992 with the SEC (the "February 1992 Form S-1").

   10.j        Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10rrrr of the February 1992 Form S-1.

   10.k        Credit Agreement, dated as of July 5, 1991, between BW/IP International B.V. and
               Algemene Bank Nederland N.V. Incorporated by reference to Exhibit 4t of the Form S-8.

   10.l        Guaranty, dated October 9, 1991, by BW/IP International, Inc. to Algemene Bank Nederland
               N.V. Incorporated by reference to Exhibit 4u of the Form S-8.

   10.m        Credit Line, dated October 28, 1991, between NCNB Texas National Bank and BWIP
               International, Inc.  Incorporated by reference to Exhibit 4v of the Form S-8.

   10.n        BW/IP International, Inc. Capital Accumulation Plan, amended and restated as of January
               1, 1992. Incorporated by reference to Exhibit 4w of the Form S-8.

   10.o        BW/IP International, Inc. 1992 Long-Term Incentive Plan.  Incorporated by reference to
               Appendix A of BW/IP's Proxy Statement for the 1992 Annual Meeting of Stockholders, dated
               April 17, 1992, as filed with the SEC.





10K395                                            18

   10.p        First Amendment and Limited Waiver to the U.S. Credit Agreement, dated May 1,1992, among
               BW/IP International, Inc., the Lenders named therein, and Citicorp USA, Inc., as agent.
               Incorporated by reference to Exhibit 10kk of BW/IP's Registration Statement on Form S-1
               (Registration No. 33-53094) as filed on October 29, 1992 with the SEC (the "October 1992
               Form S-1").

   10.q        Second Amendment to the Employment Agreement, dated June 23, 1992, between BW/IP
               International, Inc. and Peter C. Valli. Incorporated by reference to Exhibit 10ll of the October 1992 Form S-1.

   10.r        Note Agreement, dated as of April 15, 1992, between BW/IP International, Inc. and the
               Note Purchasers named therein, with respect to $50,000,000 principal amount of 7.92%
               Senior Notes due May 15, 1999.  Incorporated by reference to Exhibit 4a of BW/IP's quarterly report on Form 10-Q for the quarter ended June 30, 1992 as filed with the SEC.

   10.s        Amendment Number One to the BW/IP International, Inc. Retirement Plan. Incorporated by
               reference to Exhibit 10ff of BW/IP's 1992 Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the SEC ("BW/IP's 1992 Annual Report on Form 10-K").

   10.t        Amendment Number Two to the BW/IP International, Inc. Retirement Plan. Incorporated by
               reference to Exhibit 10gg of BW/IP's 1992 Annual Report on Form 10-K.

   10.u        Second Model Amendment to BW/IP International, Inc. Retirement Plan Incorporated, by
               reference to Exhibit 10hh of BW/IP's 1992 Annual Report on Form 10-K.

   10.v        Amendment Number Three to BW/IP International, Inc. Retirement Plan.  Incorporated by
               reference to Exhibit 10ii of BW/IP's 1992 Annual Report on Form 10-K.

   10.w        BW/IP International, Inc. 1993 Management Incentive Plan.  Incorporated by reference to
               Exhibit 10jj of BW/IP's 1992 Annual Report on Form 10-K.

   10.x        BW/IP Non Employee Directors' Stock Option Plan.  Incorporated by reference to Appendix
               A of BW/IP's Proxy Statement for the 1993 Annual Meeting of Stockholders dated April 16,
               1993.

   10.y        Non Employee Directors' Charitable  Gift Plan.  Incorporated by reference to  Exhibit kk of BW/IP's 1992 Annual Report on Form 10-K.





10K395                                            19

 10.z        Second Amendment and Limited Waiver, dated as of August 12, 1993, to the Credit
             Agreement, dated  as of August 23, 1991, as amended by the First Amendment and Limited
             Waiver, dated May 1, 1992, among BW/IP International, Inc., the financial institutions named therein and Citicorp USA, Inc., as agent.  Incorporated by reference to Exhibit
             10a of BW/IP's September 30, 1993 Quarterly Report on Form 10-Q ("BW/IP's September 30,
             1993 Quarterly Report on Form 10-Q").

 10.aa       Guaranty, dated July 30, 1993, by BW/IP International, Inc. to ABN-AMRO Bank N.V.
             Incorporated by reference to BW/IP's September 30, 1993 Quarterly Report on Form 10-Q.

 10.bb       BW/IP 1994 Management Incentive Plan.  Incorporated by reference to Exhibit 10cc of
             BW/IP's 1993 Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC ("BW/IP's 1993 Annual Report on Form 10-K").

 10.cc       Credit Agreement, dated as of September 10, 1993 between BW/IP International B.V. and
             ABN/AMRO. Incorporated by reference to Exhibit 10dd of BW/IP's 1993 Annual Report on
             Form 10-K.

 10.dd       Amendment Number One to the Supplemental Executive Retirement Plan.  Incorporated by
             reference to Exhibit 10ee of BW/IP's 1993 Annual Report on Form 10-K.

 10.ee       Amendment Number One to the BW/IP International, Inc. Capital Accumulation Plan.
             Incorporated by reference to Exhibit 10ff of BW/IP's 1993 Annual Report on Form 10-K.

 10.ff       Amendment Number Two to the BW/IP International, Inc. Capital Accumulation Plan.
             Incorporated by reference to Exhibit 10gg of BW/IP's 1993 Annual Report on Form 10-K.

 10.gg       Amendment Number Three to the BW/IP International, Inc. Capital Accumulation  Plan.
             Incorporated by reference to Exhibit 10hh of BW/IP's 1993 Annual Report on Form 10-K.

 10.hh       Form of letter agreement for Transitional Income Program.  Incorporated by reference to
             Exhibit 10ii of BW/IP's 1993 Annual Report on Form 10-K.

 10.ii       Amended and Restated BW/IP International, Inc. Retiree Health Care Plan.  Incorporated
             by reference to Exhibit 10jj of BW/IP's 1993 Annual Report on Form 10-K.

 10.jj       Bond Purchase Agreement,  dated January 27, 1995, among  BW/IP-New Mexico, Inc., the City of Albuquerque, New Mexico and BW/IP International, Inc. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. BW/IP hereby agrees to furnish a copy of such bond purchase agreement to the SEC upon request.)





10K395                                            20

  10.kk*      BW/IP International, Inc. 1995 Management Incentive Plan.

  10.ll*      Amendment Number Four to the BW/IP International, Inc. Capital Accumulation Plan

  10.mm*      Amendment to the BW/IP International, Inc. Retiree Health Care Plan

  10.nn*      Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan

  10.oo*      Amendment Number Five to the BW/IP International, Inc. Capital Accumulation Plan

  10.pp*      Third Amendment, dated as of July 6, 1994, to the Credit Agreement, dated as of August
              23, 1991, as amended, among BW/IP International, Inc., the financial institutions named therein and Citicorp USA, Inc., as agent.

  10.qq*      Fourth Amendment, dated as of February 17, 1995, to the Credit Agreement, dated as of
              August 23, 1991, as amended, among BW/IP International, Inc., the financial institutions named therein and Citicorp USA, Inc. as agent.

  13.a*       1994 Annual Report to Stockholders of BW/IP.  (Not deemed to be filed as part of this report except to the extent incorporated by reference.)

  21.a*       Subsidiaries of BW/IP

  23.a*       Consent of Price Waterhouse LLP

  23.b*       Consent of Coopers & Lybrand L.L.P.

  24.a*       Powers of Attorney

____________________________________

* Filed herewith





10K395                                            21

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March 1995.

                                                            BW/IP, INC.


                                               By:  /s/ Eugene P. Cross
                                                        Eugene P. Cross
                                               Executive Vice President, Finance
                                               and Chief Financial Officer
                                               (Principal Financial Officer)

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE                            TITLE                                                DATE
---------                            -----                                                ----
/s/ PETER C. VALLI                   Chief Executive Officer and Director                 March 30, 1995
Peter C. Valli                       (Principal Executive Officer)

/s/ EUGENE P. CROSS                  Executive Vice President, Finance,                   March 30, 1995
Eugene P. Cross                      Chief Financial Officer and Director
                                     (Principal Financial Officer)

/s/ NANCY A. LUDLAM                  Controller (Principal Accounting Officer)            March 30, 1995
Nancy A. Ludlam


/s/ GEORGE D. LEAL*                  Director                                             March 30, 1995
George D. Leal

/s/ JAMES J. GAVIN, JR.*             Director                                             March 30, 1995
James J. Gavin, Jr.

/s/ H. JACK MEANY*                   Director                                             March 30, 1995
H. Jack Meany

/s/ JAMES S. PIGNATELLI*             Director                                             March 30, 1995
James S. Pignatelli

/s/ WILLIAM C. RUSNACK*              Director                                             March 30, 1995
William C. Rusnack

*By: /s/ John D. Hannesson
(John D. Hannesson, Attorney-in-fact)







10K395                                            22

                                  BW/IP, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             ITEM 14(A)(1) AND (2)

                                                                          ANNUAL REPORT            ANNUAL REPORT
                                                                               TO                       ON
                                                                          STOCKHOLDERS              FORM 10-K
                                                                          ------------              ---------
BW/IP, Inc. Consolidated Financial Statements
     Report of Independent Accountants                                        38
     Consolidated Balance Sheets at
       December 31, 1994 and 1993                                             21
     For the three years ended December 31, 1994:
       Consolidated Statements of Income                                      22
       Consolidated Statements of Stockholders' Equity                        23
       Consolidated Statements of Cash Flows                                  24
       Notes to Consolidated Financial Statements                          25-37
     Report of Independent Accountants (Predecessor)                                                       F-4

BW/IP, Inc. Financial Statement Schedules at
    December 31, 1994 and 1993 or for the three years ended December 31, 1994.

    Reports of Independent Accountants on
      Financial Statement Schedules                                                                  F-2 - F-3
   Schedule III - Condensed Financial Information of
     Parent Company                                                                                  F-5 - F-7
   Schedule VIII - Valuation and Qualifying Accounts                                                       F-8


Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
BW/IP, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 14, 1995 appearing on page 38 of the 1994 Annual Report to Stockholders of BW/IP, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules at December 31, 1994 and 1993 and for the years then ended listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements at December 31, 1994 and 1993 and for the years then ended.



PRICE WATERHOUSE LLP

Los Angeles, California
February 14, 1995

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
BW/IP, Inc.


Our report on the consolidated statements of income, stockholders' equity and cash flows of BW/IP, Inc. (formerly BWIP Holding, Inc.) and its wholly owned subsidiary for the year ended December 31, 1992 has been included on page F-4 of this Form 10-K. In connection with our audit of such financial statements, we have audited the related financial statement schedules for the year ended December 31, 1992, as listed on the index on page F-1 of this Form 10-K.

In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.



COOPERS & LYBRAND

Los Angeles, California
February 16, 1993

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors
BW/IP, Inc.


We have audited the consolidated statements of income, stockholders' equity and cash flows of BW/IP, Inc. (formerly BWIP Holding, Inc.) and its wholly owned subsidiary for the year ended December 31, 1992. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and consolidated cash flows of BW/IP, Inc. and its wholly owned subsidiary for the year ended December 31, 1992 in conformity with generally accepted accounting principles.

As discussed in Notes 4 and 7 to the consolidated financial statements, the Company changed its method of accounting for income taxes, postretirement benefits other than pensions and postemployment benefits in 1992.



COOPERS & LYBRAND
Los Angeles, California
February 16, 1993

                                  BW/IP, INC.
        SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


The following condensed financial statements of BW/IP, Inc. reflect the parent company only, using the equity method of accounting for its wholly owned subsidiary, BW/IP International, Inc. All footnote disclosure has been omitted since all information has been included in the BW/IP, Inc. consolidated financial statements included elsewhere in this Form 10-K.


                                                BW/IP, INC.
                                           (PARENT COMPANY ONLY)
                                        DECEMBER 31, 1994 AND 1993
                                       (DOLLAR AMOUNTS IN THOUSANDS,
                                     EXCEPT SHARE AND PER SHARE DATA)
                                     --------------------------------
  Assets                                                              1994               1993
  ------                                                              ----               ----
  Due from subsidiary                                                $  2,428         $  1,942
  Investment in subsidiary                                            165,914          146,391
                                                                      -------          -------

     Total assets                                                    $168,342         $148,333
                                                                     ========         ========

  Liabilities and Stockholders' Equity
  ------------------------------------

  Accrued liabilities                                                $  2,428        $   1,942
                                                                    ---------        ---------
     Total current liabilities                                          2,428            1,942

  Other long-term liabilities                                               -                -

  Commitments and contingencies

  Stockholders' equity:
     Preferred stock, $.01 par value;
        10,000,000 shares authorized and unissued                           -                -
     Common stock, $.01 par value;
        40,000,000 shares authorized;
        24,450,000 shares issued and outstanding                          245              245
     Paid-in capital                                                   85,763           85,763
     Retained earnings                                                 79,097           63,337
     Cumulative translation adjustment                                  1,422           (2,341)
                                                                   ----------       ----------
                                                                      166,527          147,004
     Less common stock in treasury, at cost                              (613)            (613)
                                                                   ----------       ----------

        Total stockholders' equity                                    165,914          146,391
                                                                   ----------       ----------

        Total liabilities and stockholders' equity                   $168,342         $148,333
                                                                     ========         ========

                                 BW/IP, INC.
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY



                                  BW/IP, INC.
                             (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                    1994            1993        1992
                                                   -------         ------       -------
 Administrative expenses(1)                        $(5,607)        $    -      $      -
 Management fee income(1)                            5,607              -             -
 Interest income                                         -              -           229
 Interest expense                                        -              -          (229)
 Equity in net income of
      wholly owned subsidiary                       24,985          4,345        24,024
                                                   -------         ------       -------
                                                    24,985          4,345        24,024
 Provision for income taxes (2)                          -             -              -
                                                   -------         ------       -------
 Net income(3)                                     $24,985         $4,345       $24,024
                                                   =======         ======       =======



(1) Effective January 1, 1994, certain employees and related costs of the corporate office were transferred from BW/IP International, Inc. to BW/IP, Inc. and a management agreement was executed.

(2)     BW/IP,  Inc.  files  a  consolidated  tax  return
        with  its   wholly  owned  subsidiary.
        Accordingly, presentation of a provision for income taxes on a stand-alone basis is not considered meaningful.

(3)     In 1992,  prepayment of BW/IP, Inc. s long-term
        debt resulted in an extraordinary loss of $4.2
        million ($2.9  million after-tax).   Such loss  is
        included in the "equity in net income of wholly owned subsidiary" and, accordingly, is not separately disclosed on this statement.

                                 BW/IP, INC.
       SCHEDULE III - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                  BW/IP, INC.
                             (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                                     1994               1993           1992
                                                                   --------           -------        --------
 Cash flows from operating activities:                             $      -           $     -       $       -

 Cash flows from investing activities:                                    -                 -               -

 Cash flows from financing activities:
    Prepayment of subordinated notes                                      -                 -         (14,201)
    Repayment of note receivable from wholly
       owned subsidiary                                                   -                 -          14,201
    Dividends paid                                                   (8,739)           (6,797)         (4,734)
    Dividend from wholly owned subsidiary                             8,739             6,797           4,734
                                                                   --------           -------        --------
    Net cash provided by financing activities                             -                 -               -
                                                                   --------           -------        --------
 Net change in cash and cash equivalents                           $      -           $    -         $      -
                                                                   ========           =======        ========

 Reconciliation of net income to net cash provided by operating activities:

    Net income                                                     $ 24,985           $ 4,345        $ 24,024
    Adjustment to reconcile net income to net cash
       provided by operating activities:

       Equity earnings                                              (24,985)           (4,345)        (24,024)
                                                                   --------           -------        --------
 Net cash provided by operating activities                         $      -           $     -        $      -
                                                                   ========           =======        ========
 Supplemental schedule of non-cash financing activities:

    Dividends declared but not paid                              $    2,428         $ 1,942        $    1,457


                                  BW/IP, INC.
               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                                  ADDITIONS
                                  BALANCE AT      CHARGED TO       AMOUNTS                      LESS:         BALANCE
                                  BEGINNING       PROFIT AND       WRITTEN                  FLUID CONTROLS     AT END
                                  OF PERIOD          LOSS            OFF       OTHER(1)       SEGMENT(2)     OF PERIOD
                                  ---------     ---------------    -------     --------     -------------    ---------
 Receivables -

 Allowance for doubtful
 accounts:

      1994                         $ 2,805           1,059          (916)            19            --        $ 2,967
                                   =======           =====       =======       ========       =======        =======

      1993                          $3,082           1,138        (1,297)             6          (124)       $ 2,805
                                   =======           =====       =======       ========       =======        =======

      1992                         $ 2,813           1,478        (1,098)          (111)           --        $ 3,082
                                   =======           =====       =======       ========       =======        =======



 Inventories -

 Reserves

      1994                         $ 7,624           2,192          (740)         3,031            --        $12,107
                                   =======           =====       =======       ========       =======        =======

      1993                         $10,641             606          (939)           166        (2,850)       $ 7,624
                                   =======           =====       =======       ========       =======        =======

      1992                         $12,869            (349)       (1,466)          (413)           --        $10,641
                                   =======           =====       =======       ========       =======        =======



(1) Represents foreign currency translation adjustments, acquisitions of Pacific Wietz Gmbh & Co. KG and Five Star Seal Corporation and other adjustments.

(2)  Amounts reclassified to net assets held for disposition.





                                        F-8
/ANNUAL//10k/N94NL1

                                                  INDEX TO EXHIBITS


  Exhibit                                            DESCRIPTION
   No.
   3.a         Form of Third Restated Certificate of Incorporation of BW/IP,  Inc. (formerly BWIP
               Holding, Inc.) ("BW/IP"), as filed with the Secretary of the State of Delaware.
               Incorporated by reference to Appendix A of BW/IP's Proxy Statement for the 1994 Annual
               Meeting of Stockholders dated April 11, 1994, as filed with the SEC.

   3.b         Certificate of Designation of Junior Participating Cumulative Preferred Stock of BW/IP
               ("Certificate of Designation of Junior Participating Cumulative Preferred Stock"), as
               filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3a of BW/IP's quarterly report on Form 10-Q for the quarter ended September 30, 1993 as filed with the SEC (" BW/IP's September 30, 1993 Quarterly Report on Form 10-Q").

   3.c*        By-laws of BW/IP, as amended on May 10, 1994.

   4.a         Rights Agreement between BW/IP and Bank One, Indianapolis, N.A., Rights Agent, dated as of July 26, 1993 which includes as Exhibit  B the form of Right  Certificate.
               Incorporated by reference to Exhibit 4 of BW/IP's Report on Form 8-K dated July 30, 1993 as filed with the SEC.

  10.a         Assignment Agreement, dated March 14, 1989, among Bank of America NT  and SA, The
               Mitsubishi Trust and Banking Corporation and Citibank, N.A. Incorporated by reference to Exhibit 10ggg of BW/IP's 1988 Annual Report on Form 10-K for the fiscal year ended
               December 31, 1988 as filed with the SEC ("BW/IP's 1988 Annual Report on Form 10-K").

  10.b         Irrevocable letter of credit, dated March 14, 1989, regarding the City of San Jose
               Floating/Fixed Rate Demand Industrial Revenue Bonds, between Citibank, N.A. and Pacific
               Trust Company, as trustee.   Incorporated by reference to Exhibit 10ttt of BW/IP's 1988
               Annual Report on Form 10-K.

  10.c         BW/IP International, Inc. Retirement Plan. Incorporated by reference to Exhibit 10vv of
               BW/IP's Registration Statement on Form S-1 (Registration No. 33-18701) as filed on
               August 4, 1988 with the SEC (the "1988 Form S-1").

  10.d         Employment Agreement, dated May 20, 1987, between BW/IP International, Inc. and Peter C.
               Valli.  Incorporated by reference to Exhibit 10aaa of the 1988 Form S-1.

   10.e        Loan Agreement by and between Industrial Development Authority of the City of San Jose
               and United Centrifugal Pumps, dated as of September 1, 1985. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. BW/IP hereby agrees to furnish a copy of such loan agreement to the SEC upon request.)

   10.f        Amendment to Employment Agreement dated February 1, 1990 between BW/IP International,
               Inc. and Peter C. Valli.  Incorporated by reference to Exhibit 10ssss of BW/IP's 1989
               Annual Report on Form 10-K for the fiscal year ended December 31, 1989 as filed with the
               SEC.

   10.g        Credit Agreement, dated as of September 20, 1991, between BW/IP International, Inc. and
               Citicorp USA, Inc. Incorporated by reference to Exhibit 4r of BW/IP's Registration
               Statement on Form S-8 (Registration No. 33-44806) as filed on December 27, 1991 with the
               SEC (the "Form S-8".)

   10.h        Credit Agreement, dated as of August 23, 1991 (the "U.S. Credit Agreement"), among BW/IP
               International, Inc., the Financial Institutions named therein and Citicorp USA, Inc., as agent.  Incorporated by reference to Exhibit 4s of the Form S-8.

   10.i        Form  of letter agreement for  Transitional Income Program. Incorporated  by reference to
               Exhibit 10oooo of BW/IP's Registration Statement on Form S-1 (Registration No. 33-45165)
               as filed on February 18, 1992 with the SEC (the "February 1992 Form S-1").

   10.j        Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10rrrr of the February 1992 Form S-1.

   10.k        Credit Agreement, dated as of July 5, 1991, between BW/IP International B.V. and
               Algemene Bank Nederland N.V. Incorporated by reference to Exhibit 4t of the Form S-8.

   10.l        Guaranty, dated October 9, 1991, by BW/IP International, Inc. to Algemene Bank Nederland
               N.V. Incorporated by reference to Exhibit 4u of the Form S-8.

   10.m        Credit Line, dated October 28, 1991, between NCNB Texas National Bank and BWIP
               International, Inc.  Incorporated by reference to Exhibit 4v of the Form S-8.

   10.n        BW/IP International, Inc. Capital Accumulation Plan, amended and restated as of January
               1, 1992. Incorporated by reference to Exhibit 4w of the Form S-8.

   10.o        BW/IP International, Inc. 1992 Long-Term Incentive Plan.  Incorporated by reference to
               Appendix A of BW/IP's Proxy Statement for the 1992 Annual Meeting of Stockholders, dated
               April 17, 1992, as filed with the SEC.

   10.p        First Amendment and Limited Waiver to the U.S. Credit Agreement, dated May 1,1992, among
               BW/IP International, Inc., the Lenders named therein, and Citicorp USA, Inc., as agent.
               Incorporated by reference to Exhibit 10kk of BW/IP's Registration Statement on Form S-1
               (Registration No. 33-53094) as filed on October 29, 1992 with the SEC (the "October 1992
               Form S-1").

   10.q        Second Amendment to the Employment Agreement, dated June 23, 1992, between BW/IP
               International, Inc. and Peter C. Valli. Incorporated by reference to Exhibit 10ll of the October 1992 Form S-1.

   10.r        Note Agreement, dated as of April 15, 1992, between BW/IP International, Inc. and the
               Note Purchasers named therein, with respect to $50,000,000 principal amount of 7.92%
               Senior Notes due May 15, 1999.  Incorporated by reference to Exhibit 4a of BW/IP's quarterly report on Form 10-Q for the quarter ended June 30, 1992 as filed with the SEC.

   10.s        Amendment Number One to the BW/IP International, Inc. Retirement Plan. Incorporated by
               reference to Exhibit 10ff of BW/IP's 1992 Annual Report on Form 10-K for the fiscal year ended December 31, 1992 as filed with the SEC ("BW/IP's 1992 Annual Report on Form 10-K").

   10.t        Amendment Number Two to the BW/IP International, Inc. Retirement Plan. Incorporated by
               reference to Exhibit 10gg of BW/IP's 1992 Annual Report on Form 10-K.

   10.u        Second Model Amendment to BW/IP International, Inc. Retirement Plan Incorporated, by
               reference to Exhibit 10hh of BW/IP's 1992 Annual Report on Form 10-K.

   10.v        Amendment Number Three to BW/IP International, Inc. Retirement Plan.  Incorporated by
               reference to Exhibit 10ii of BW/IP's 1992 Annual Report on Form 10-K.

   10.w        BW/IP International, Inc. 1993 Management Incentive Plan.  Incorporated by reference to
               Exhibit 10jj of BW/IP's 1992 Annual Report on Form 10-K.

   10.x        BW/IP Non Employee Directors' Stock Option Plan.  Incorporated by reference to Appendix
               A of BW/IP's Proxy Statement for the 1993 Annual Meeting of Stockholders dated April 16,
               1993.

   10.y        Non Employee Directors' Charitable  Gift Plan.  Incorporated by reference to  Exhibit kk of BW/IP's 1992 Annual Report on Form 10-K.

 10.z        Second Amendment and Limited Waiver, dated as of August 12, 1993, to the Credit
             Agreement, dated  as of August 23, 1991, as amended by the First Amendment and Limited
             Waiver, dated May 1, 1992, among BW/IP International, Inc., the financial institutions named therein and Citicorp USA, Inc., as agent.  Incorporated by reference to Exhibit
             10a of BW/IP's September 30, 1993 Quarterly Report on Form 10-Q ("BW/IP's September 30,
             1993 Quarterly Report on Form 10-Q").

 10.aa       Guaranty, dated July 30, 1993, by BW/IP International, Inc. to ABN-AMRO Bank N.V.
             Incorporated by reference to BW/IP's September 30, 1993 Quarterly Report on Form 10-Q.

 10.bb       BW/IP 1994 Management Incentive Plan.  Incorporated by reference to Exhibit 10cc of
             BW/IP's 1993 Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC ("BW/IP's 1993 Annual Report on Form 10-K").

 10.cc       Credit Agreement, dated as of September 10, 1993 between BW/IP International B.V. and
             ABN/AMRO. Incorporated by reference to Exhibit 10dd of BW/IP's 1993 Annual Report on
             Form 10-K.

 10.dd       Amendment Number One to the Supplemental Executive Retirement Plan.  Incorporated by
             reference to Exhibit 10ee of BW/IP's 1993 Annual Report on Form 10-K.

 10.ee       Amendment Number One to the BW/IP International, Inc. Capital Accumulation Plan.
             Incorporated by reference to Exhibit 10ff of BW/IP's 1993 Annual Report on Form 10-K.

 10.ff       Amendment Number Two to the BW/IP International, Inc. Capital Accumulation Plan.
             Incorporated by reference to Exhibit 10gg of BW/IP's 1993 Annual Report on Form 10-K.

 10.gg       Amendment Number Three to the BW/IP International, Inc. Capital Accumulation  Plan.
             Incorporated by reference to Exhibit 10hh of BW/IP's 1993 Annual Report on Form 10-K.

 10.hh       Form of letter agreement for Transitional Income Program.  Incorporated by reference to
             Exhibit 10ii of BW/IP's 1993 Annual Report on Form 10-K.

 10.ii       Amended and Restated BW/IP International, Inc. Retiree Health Care Plan.  Incorporated
             by reference to Exhibit 10jj of BW/IP's 1993 Annual Report on Form 10-K.

 10.jj       Bond Purchase Agreement,  dated January 27, 1995, among  BW/IP-New Mexico, Inc., the City of Albuquerque, New Mexico and BW/IP International, Inc. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. BW/IP hereby agrees to furnish a copy of such bond purchase agreement to the SEC upon request.)

  10.kk*      BW/IP International, Inc. 1995 Management Incentive Plan.

  10.ll*      Amendment Number Four to the BW/IP International, Inc. Capital Accumulation Plan

  10.mm*      Amendment to the BW/IP International, Inc. Retiree Health Care Plan

  10.nn*      Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan

  10.oo*      Amendment Number Five to the BW/IP International, Inc. Capital Accumulation Plan

  10.pp*      Third Amendment, dated as of July 6, 1994, to the Credit Agreement, dated as of August
              23, 1991, as amended, among BW/IP International, Inc., the financial institutions named therein and Citicorp USA, Inc., as agent.

  10.qq*      Fourth Amendment, dated as of February 17, 1995, to the Credit Agreement, dated as of
              August 23, 1991, as amended, among BW/IP International, Inc., the financial institutions named therein and Citicorp USA, Inc. as agent.

  13.a*       1994 Annual Report to Stockholders of BW/IP.  (Not deemed to be filed as part of this report except to the extent incorporated by reference.)

  21.a*       Subsidiaries of BW/IP

  23.a*       Consent of Price Waterhouse LLP

  23.b*       Consent of Coopers & Lybrand L.L.P.

  24.a*       Powers of Attorney

____________________________________

* Filed herewith