Form 10-Q
period 1995-03-31
BWIP INC
filed 1995-05-12
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED      MARCH 31,1995
                                        -----------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER        0-19162
                                 ------------------

                                 BW/IP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              __________________


                  DELAWARE                            33-0270574
        -------------------------------        ------------------------
        (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)           Identification No.)

           200 OCEANGATE BOULEVARD
                 SUITE 900
           LONG BEACH, CALIFORNIA                        90802
  ----------------------------------------     ------------------------
  (Address of principal executive offices)            (Zip Code)

  REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:      (310) 435-3700
                                                      -----------------------
                              __________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X      NO
                                                -----       -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

    COMMON STOCK, $.01 PAR VALUE,                                 24,275,000
    OUTSTANDING AT MARCH 31, 1995                                  (SHARES)

                                  BW/IP, INC.

                                     INDEX

                                                                                    PAGE NUMBER
                                                                                    -----------
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -
                 March 31, 1995 (unaudited) and December 31, 1994                      2-3

              Condensed Consolidated Statements of Income -
                 Three months ended March 31, 1995 and
                 March 31, 1994 (unaudited)                                              4

              Condensed Consolidated Statements of Cash Flows -
                 Three months ended March 31, 1995 and
                 March 31, 1994 (unaudited)                                              5

              Notes to Condensed Consolidated Financial Statements
                 (unaudited)                                                             6

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                   7-8



PART II.      OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K                                        9



SIGNATURES                                                                              10

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                   March 31,       December 31,
                                                                     1995              1994
                                                                 -------------     -------------
                                                                  (Unaudited)
Assets
- ------
Current assets:
   Cash and cash equivalents                                       $ 19,322          $  9,152
   Accounts and notes receivable (less allowance
       for doubtful accounts of $3,145 at March 31,
       1995 and $2,967 at December 31, 1994)                         94,670           111,390
   Inventories                                                       78,871            70,927
   Other current assets                                              23,891            22,074
                                                                   --------          --------
           Total current assets                                     216,754           213,543


Property, plant and equipment, at cost
   (net of accumulated depreciation and amortization
   of $66,335 at March 31, 1995 and $62,037 at
   December 31, 1994)                                                97,184            94,909
Goodwill (net of accumulated amortization
   of $5,263 at March 31, 1995 and $4,952
   at December 31, 1994)                                             48,940            45,380
Other assets                                                         13,298            14,062
                                                                   --------          --------
           Total assets                                            $376,176          $367,894
                                                                   ========          ========





See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)



                                                                  March 31,        December 31,
                                                                    1995               1994
                                                                 -----------       ------------
                                                                 (Unaudited)
Liabilities and Stockholders' Equity
- ------------------------------------
Current liabilities:
   Accounts payable                                                $ 31,006          $ 38,166
   Current maturities of long-term debt                              10,760            12,101
   Other current liabilities                                         53,596            54,895
                                                                   --------          --------
           Total current liabilities                                 95,362           105,162

Long-term debt                                                       58,936            52,973
Other long-term liabilities                                          45,052            43,845

Stockholders' equity:
   Preferred stock                                                       --                --
   Common stock                                                         245               245
   Paid-in capital                                                   85,763            85,763
   Retained earnings                                                 82,205            79,097
   Cumulative translation adjustment                                  9,226             1,422
                                                                   --------          --------
                                                                    177,439           166,527
   Less common stock in treasury, at cost                              (613)             (613)
                                                                   --------          --------
           Total stockholders' equity                               176,826           165,914
                                                                   --------          --------
           Total liabilities and stockholders' equity              $376,176          $367,894
                                                                   ========          ========




See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                  Condensed Consolidated Statements of Income
        (Dollar amounts in thousands, except share and per share data)
                                 (Unaudited)

                                                                       Three Months Ended
                                                                  ---------------------------
                                                                  March 31,         March 31,
                                                                    1995              1994
                                                                  ---------         ---------
Net sales                                                          $107,032          $96,707
Cost of sales                                                        64,472           58,335
                                                                  ---------          -------
   Gross profit                                                      42,560           38,372
Selling, administrative and operating expenses                       31,733           28,382
                                                                  ---------          -------
   Operating income                                                  10,827            9,990
Interest expense, net                                                 1,568            1,455
Other expenses                                                          109              204
                                                                  ---------          -------
   Income from continuing operations
      before income taxes                                             9,150            8,331
Provision for income taxes                                            3,614            3,018
                                                                  ---------          -------
   Income from continuing operations                                  5,536            5,313
Discontinued operations, net of tax                                      --             (116)
                                                                  ---------          -------
Net income                                                        $   5,536          $ 5,197
                                                                  =========          =======
Earnings per share:
   From continuing operations                                     $     .23          $   .22
   Discontinued operations, net of tax                                   --             (.01)
                                                                  ---------          -------
   Net income per share                                           $     .23          $   .21
                                                                  =========          =======
Dividends declared per share                                      $     .10          $   .08
                                                                  =========          =======
Weighted average number of shares outstanding                    24,275,000       24,275,000
                                                                 ==========       ==========





See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                       Three Months Ended
                                                                   -------------------------
                                                                   March 31,       March 31,
                                                                     1995            1994
                                                                   ---------       ---------
Cash flows from (used in) operating activities                      $11,997         $ (1,513)
Cash flows (used in) investing activities:
   Capital expenditures                                              (4,044)          (1,959)
   Expenditures for acquisitions                                     (1,140)         (22,977)
   Proceeds from disposition of property
       and equipment                                                    150               20
                                                                    -------         --------
       Net cash (used in) investing activities                       (5,034)         (24,916)
Cash flows from financing activities:
   Net borrowings under credit agreements                             6,000           30,296
   Dividends paid                                                    (2,428)          (1,942)
   Other                                                             (1,179)             131
                                                                    -------         --------
       Net cash from financing activities                             2,393           28,485

Effect of exchange rate changes on cash                                 814              663
                                                                    -------         --------
Net increase in cash and cash equivalents                            10,170            2,719
Cash and cash equivalents at beginning of period                      9,152            7,671
                                                                    -------         --------
Cash and cash equivalents at end of period                          $19,322         $ 10,390
                                                                    =======         ========
Supplemental cash flow disclosures:
   Interest paid                                                    $ 1,022         $  1,080
   Income taxes paid                                                  4,289            2,313










See accompanying notes to condensed consolidated financial statements.

                                 BW/IP, INC.
             Notes to Condensed Consolidated Financial Statements
                                 (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated balance sheet as of March 31, 1995 and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1995 and 1994 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

         The accompanying condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the Company's 1994 Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for a full year and are subject to audit and adjustment at the end of the year.

         BW/IP, Inc. is the parent company of BW/IP International, Inc. (BW/IP). Unless the context otherwise requires, references herein to "the Company" are to BW/IP, Inc. and BW/IP International, Inc. and its consolidated subsidiaries.

2.       Inventories

         Inventories consist of the following (amounts in thousands):

                                                 March 31,              December 31,
                                                   1995                    1994
                                                 ---------              ------------
 Finished parts                                   $50,328                   $40,558
 Work in process                                   25,597                    22,841
 Raw materials and supplies                         9,794                    13,312
                                                  -------                   -------
                                                   85,719                    76,711
 Less progress billings                            (6,848)                   (5,784)
                                                  -------                   -------
          Net inventories                         $78,871                   $70,927
                                                  =======                   =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Net sales of $107.0 million for the three months ended March 31, 1995 were $10.3 million or 10.7% higher than the corresponding period in 1994. The increase in sales was primarily due to an increase in pump-related sales in the United States and Canada. Original equipment (OE) sales were up approximately 14% over last year while aftermarket sales were up 8%. Results for the first quarter 1995 include approximately $2 million in gross profit related to the acceleration of a long-term maintenance contract. The gross profit margin for the first three months of 1995 was negatively impacted by continued pricing pressures within the OE business sector and overhead underabsorption at selected European plants.

Selling, administrative and operating expenses increased as a percentage of sales from 29.3% for the three months ended March 31, 1994 to 29.6% for the corresponding period in 1995. The increase was primarily due to an increase in outside commissions, certain sales initiatives and ongoing integration costs associated with 1994 acquisitions.

Operating income for the three months ended March 31, 1995 was $10.8 million, a slight increase over the comparable period in 1994. The increase in operating income reflects the slight improvement in gross profit margin, offset by higher selling, administrative and operating expenses.

Order input for the quarter ended March 31, 1995 was $120.0 million as compared with $115.9 million for the corresponding period in 1994. The portion of aftermarket bookings in the first quarter increased to 64% of total bookings compared to 60% for the same period last year. Bookings for the nuclear aftermarket and for pump parts in the United States were notably higher in the first quarter of this year compared to the same period a year ago. Backlog at March 31, 1995 was $158.3 million compared to $177.5 million at March 31, 1994. Backlog was reduced by approximately $5 million as a result of the contract acceleration previously discussed.

The Company conducts substantial business activities in the Middle East, including Iran. This region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs and import, export, exchange and tax controls.

Activity under the Company's restructuring plan during the three months ended March 31, 1995 is summarized as follows (amounts in thousands):

                                                 Machinery
                                                relocation,        Asset disposal and
                               Personnel     installation, and       organizational
                                 costs         related costs        realignment costs      Total
                               ---------     -----------------     ------------------     -------
Balance, December 31, 1994      $7,673             $4,719                $5,494           $17,886

Cash expenditures                  796                341                   391             1,528
Losses on asset disposals           --                 --                    83                83
                                ------             ------                ------           -------
Balance, March 31, 1995         $6,877             $4,378                $5,020           $16,275
                                ======             ======                ======           =======

The Company's effective tax rate increased from 36.2% for the three months ended March 31, 1994 to 39.5% in the corresponding period in 1995. The increase in the consolidated tax rate reflects lower utilization of foreign tax credits in 1995 as compared to 1994 as the majority of credits generated in earlier years were utilized.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1995, the Company generated $12.0 million in net funds from operating activities, as compared to the corresponding period in 1994 during which the Company used $1.5 million of net funds from operating activities. The increase reflects accounts receivable collections resulting from record sales volume in the fourth quarter of 1994 and the impact of foreign currency fluctuations.

At March 31, 1995, the Company had outstanding under its credit facilities borrowings totaling $26.3 million and letters of credit totaling $10.9 million and there was $73.8 million available for borrowing thereunder. As of March 31, 1995, the Company had outstanding $26.1 million of obligations relating to performance bonds.

Interest on the Company's outstanding senior notes is fixed at 7.92%. However, all of the Company's borrowings under its other credit facilities are currently at floating interest rates. Interest costs are therefore subject to significant changes depending upon the movement of short-term interest rates.

PART II.     OTHER INFORMATION

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - 27. Financial Data Schedule

    (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                      BW/IP, INC.
                                         ------------------------------------
                                                     (Registrant)



Date:  May 12, 1995                      By:     /s/  E. P. Cross
       -----------------                     --------------------------------
                                               E. P. Cross
                                               Vice President - Finance
                                               (Duly Authorized Officer)


Date:  May 12, 1995                      By:     /s/  N. A. Ludlam
       -----------------                     --------------------------------
                                               N. A. Ludlam
                                               (Chief Accounting Officer)