Form 10-Q
period 1995-06-30
BWIP INC
filed 1995-08-11
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                             --------------------
                                   FORM 10-Q

(MARK ONE)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED JUNE 30,1995
                                        ------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER 0-19162
                                -------

                                  BW/IP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


                            --------------------


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

                              --------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH
FILING REQUIREMENTS FOR THE PAST 90 DAYS.   YES       X          NO
                                                  ---------           ---------

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

         COMMON STOCK, $.01 PAR VALUE,                         24,275,000
         OUTSTANDING AT JUNE 30, 1995                           (SHARES)

                                  BW/IP, INC.

                                     INDEX


                                                                                                      Page Number
                                                                                                      -----------
  PART I.  FINANCIAL INFORMATION

           Item 1. Financial Statements

                Condensed Consolidated Balance Sheets -
                   June 30, 1995 (unaudited) and December 31, 1994                                       2-3

                Condensed Consolidated Statements of Income -
                   Three and six months ended June 30, 1995 and
                   June 30, 1994 (unaudited)                                                               4

                Condensed Consolidated Statements of Cash Flows -
                   Six months ended June 30, 1995 and
                   June 30, 1994 (unaudited)                                                               5

                Notes to Condensed Consolidated Financial Statements
                   (unaudited)                                                                             6

           Item 2. Management's Discussion and Analysis of Financial
                   Condition and Results of Operations                                                   7-8



  PART II.      OTHER INFORMATION

           Item 4. Submission of Matters to a Vote of Security Holders                                     9

           Item 6. Exhibits and Reports on Form 8-K                                                       10

  SIGNATURES                                                                                              11

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS


                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                                                                      June 30,           December 31,
   Assets                                                               1995                 1994
   ------                                                           -----------          -------------
                                                                    (Unaudited)
   Current assets:
      Cash and cash equivalents                                       $  7,467           $   9,152
      Accounts and notes receivable (less allowance
        for doubtful accounts of $3,086 at June 30,
        1995 and $2,967 at December 31, 1994)                          102,047             111,390
      Inventories                                                       82,212              70,927
      Other current assets                                              25,893              22,074
                                                                      --------             -------

                Total current assets                                   217,619             213,543

   Property, plant and equipment, at cost
      (net of accumulated depreciation and amortization
      of $69,567 at June 30, 1995 and $62,037 at
      December 31, 1994)                                                99,365              94,909

   Goodwill (net of accumulated amortization
      of $5,672 at June 30, 1995 and $4,952
      at December 31, 1994)                                             54,909              45,380

   Other assets                                                         13,339              14,062
                                                                      --------            --------

                Total assets                                          $385,232            $367,894
                                                                      ========            ========





See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)



                                                                       June 30,          December 31,
    Liabilities and Stockholders' Equity                                 1995                1994
    ------------------------------------                             ------------       -------------
                                                                     (Unaudited)
    Current liabilities:
       Accounts payable                                                $ 30,062            $ 38,166
       Current maturities of long-term debt                              11,212              12,101
       Other current liabilities                                         53,964              54,895
                                                                       --------            --------
                 Total current liabilities                               95,238             105,162

    Long-term debt                                                       61,455              52,973

    Other long-term liabilities                                          46,822              43,845

    Stockholders' equity:
       Preferred stock                                                       --                  --
       Common stock                                                         245                 245
       Paid-in capital                                                   85,763              85,763
       Retained earnings                                                 86,069              79,097
       Cumulative translation adjustment                                 10,253               1,422
                                                                       --------            --------
                                                                        182,330             166,527
    Less common stock in treasury, at cost                                 (613)               (613)
                                                                       --------            --------
                 Total stockholders' equity                             181,717             165,914
                                                                       --------            --------
                 Total liabilities and stockholders' equity            $385,232            $367,894
                                                                       ========            ========





See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                  Condensed Consolidated Statements of Income
         (Dollar amounts in thousands, except share and per share data)
                                  (Unaudited)


                                                            Three Months Ended                 Six Months Ended
                                                         June 30,          June 30,        June 30,         June 30,
                                                           1995              1994            1995             1994
                                                         --------          --------        --------         --------
 Net sales                                               $110,332          $105,540        $217,364         $202,247
 Cost of sales                                             66,159            63,774         130,631          122,109
                                                         --------          --------        --------         --------
    Gross profit                                           44,173            41,766          86,733           80,138
 Selling, administrative and operating expenses            31,638            30,384          63,371           58,766
                                                         --------          --------        --------         --------
    Operating income                                       12,535            11,382          23,362           21,372
 Interest expense, net                                      1,414             1,733           2,982            3,188
 Other expenses                                               320               164             429              368
                                                         --------          --------        --------         --------
    Income from continuing operations
       before income taxes                                 10,801             9,485          19,951           17,816
 Provision for income taxes                                 4,267             3,485           7,881            6,503
                                                         --------          --------        --------         --------
    Income from continuing operations                       6,534             6,000          12,070           11,313
 Discontinued operations, net of tax                          --                369              --              253
                                                         --------          --------        --------         --------
 Net income                                              $  6,534          $  6,369        $ 12,070         $ 11,566
                                                         ========          ========        ========         ========
 Earnings per share:
    From continuing operations                           $    .27          $    .25        $    .50         $    .47
    Discontinued operations, net of tax                        --               .02              --              .01
                                                         --------          --------        --------         --------
    Net income per share                                 $    .27          $    .27        $    .50         $    .48
                                                         ========          ========        ========         ========
 Dividends declared per share                            $    .11          $    .10        $    .21         $    .18
                                                         ========          ========        ========         ========
 Weighted average number of shares
   outstanding                                          24,275,000       24,275,000      24,275,000       24,275,000
                                                        ==========       ==========      ==========       ==========






See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (Unaudited)


                                                                        Six Months Ended
                                                                    June 30,         June 30,
                                                                      1995             1994
                                                                    --------         ---------
  Cash flows from (used in) operating activities                    $ 12,830         $ (1,091)

  Cash flows (used in) from investing activities:
     Capital expenditures                                             (9,822)          (4,636)
     Expenditures for acquisitions                                    (8,601)         (22,977)
     Proceeds from disposition of property
        and  equipment                                                 1,205              660
                                                                    --------         --------
        Net cash (used in) investing activities                      (17,218)         (26,953)

  Cash flows from (used in) financing activities:
     Net borrowings under credit agreements                           17,000           41,000
     Payment of senior notes                                          (8,333)          (8,333)
     Dividends paid                                                   (4,855)          (3,884)
     Other                                                              (820)              (5)
                                                                    --------         --------
        Net cash from financing activities                             2,992           28,778

  Effect of exchange rate changes on cash                               (289)           1,169
                                                                    --------         --------
  Net (decrease) increase in cash and cash equivalents                (1,685)           1,903
  Cash and cash equivalents at beginning of period                     9,152            7,671
                                                                    --------         --------
  Cash and cash equivalents at end of period                        $  7,467         $  9,574
                                                                    ========         ========
  Supplemental cash flow disclosures:
     Interest paid                                                  $  3,879         $  3,912
     Income taxes paid                                                 3,746            5,076





See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated balance sheet as of June 30, 1995 and the related condensed consolidated statements of income for the three and six months, and cash flows for the six months, ended June 30, 1995 and 1994 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

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

2.       Inventories

         Inventories consist of the following (amounts in thousands):

                                                       June 30,          December 31,
                                                         1995                1994
                                                       --------          ------------
         Finished parts                                $49,365              $40,558
         Work in process                                29,266               22,841
         Raw materials and supplies                     10,891               13,312
                                                       -------              -------
                                                        89,522               76,711
         Less progress billings                         (7,310)              (5,784)
                                                       -------              -------
                  Net inventories                      $82,212              $70,927
                                                       =======              =======


      3.   Acquisition

           In May 1995, the Company acquired the pump and switch valve businesses of Wilson-Snyder. The acquisition was accounted for by the purchase method and, accordingly, the results of the acquired businesses have been included with the results of the Company from the date of acquisition. The acquisition did not have a significant impact on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 Compared To Three Months Ended June 30, 1994

Net sales of $110.3 million for the three months ended June 30, 1995 were $4.8 million or 4.5% higher than the corresponding period in 1994. Although aftermarket sales increased as a percentage of sales to 65% in the second quarter of 1995 from 57% in the second quarter of 1994, a shift in mix within aftermarket sales, and the volume decrease in original equipment (OE) sales along with continued pricing pressures, resulted in only a slight increase in gross profit margin. In addition, gross profit for the three months ended
June 30, 1994 reflected favorable experience with respect to warranty costs. By geographic region, net sales were down in the second quarter of 1995 as compared with 1994 in the United States and Mexico, offset by increases in Europe and the Pacific Rim. The Company's results of operations during the quarter were impacted by both favorable and unfavorable foreign currency fluctuations. The net impact of these fluctuations was not significant to the Company's results of operations.

Selling, administrative and operating expenses expressed as a percentage of net sales were 28.7% for the three months ended June 30, 1995, down slightly from the corresponding period in 1994. Selling, administrative and operating expenses for the three months ended June 30, 1994 were favorably impacted by the reduction of certain performance based accruals and certain other reserves no longer determined to be necessary.

Operating income for the three months ended June 30, 1995 was $12.5 million, an increase of $1.2 million, or 10.1% from the comparable period in 1994. The increase in operating income reflects the increase in aftermarket sales offset by mix changes and OE pricing pressures.

Activity under the Company's restructuring plan during the three months ended June 30, 1995 is summarized as follows (amounts in thousands):


                                                 Machinery
                                                relocation,        Asset disposal and
                               Personnel     installation, and       organizational
                                 costs         related costs       realignment costs           Total
                               ---------     -----------------     ------------------         -------

Balance, March 31, 1995         $6,877            $4,378                 $5,020               $16,275

Cash expenditures                  529               513                  1,296                 2,338
Losses on asset disposals           --                --                     --                    --
                                ------            ------                 ------                -------
Balance, June 30, 1995          $6,348            $3,865                 $3,724                $13,937
                                ======            ======                 ======                =======

Six Months Ended June 30, 1995 Compared to Six Months Ended June 30, 1994

Net sales of $217.4 million for the six months ended June 30, 1995 were $15.1 million or 7.5% higher than the corresponding period in 1994. The increase in sales reflects an increase in aftermarket sales of approximately $17 million, offset by a decrease in OE sales of approximately $2 million. Although aftermarket sales increased as a percentage of sales to 63% in the first half of 1995 from 59% in the first half of 1994, a shift in mix within aftermarket sales, and the volume decrease in OE sales along with continued pricing pressures, resulted in only a slight increase in gross profit margin. In addition, gross profit for the six months ended June 30, 1994 reflected favorable experience with respect to warranty costs. By geographic region, net sales were up during the six months ended June 30, 1995 as compared with 1994 in all regions, with the exception of Mexico. The Company's results of operations in the first half of 1995 were impacted by both favorable and unfavorable foreign currency fluctuations. The net impact of these fluctuations was not significant to the Company's results of operations.

Selling, administrative and operating expenses as a percentage of sales for the six months ended June 30, 1995 were approximately equal to the corresponding period in 1994.

Operating income for the six months ended June 30, 1995 was $23.4 million, an increase of $2.0 million, or 9.3% from the comparable period in 1994. The increase in operating income reflects the slight increase in gross profit margin.

The Company's effective tax rate increased to 39.5% for the six months ended June 30, 1995 from 36.5% in the corresponding period in 1994. The increase in the consolidated tax rate reflects lower utilization of foreign tax credits in 1995 as compared to 1994 as the majority of credits generated in earlier years were utilized.

Order input for the six months ended June 30, 1995 was $238.2 million compared with $228.7 million for the corresponding period in 1994. The increase in input is primarily due to higher bookings in Europe and the Pacific Rim, offset by lower bookings in Mexico. Backlog at June 30, 1995 was $175.6 million compared to $176.3 million at June 30, 1994.

The Company conducts substantial business activities in the Middle East, including Iran. This region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs and imports, export, exchange and tax controls.

Liquidity and Capital Resources

During the six month period ended June 30, 1995, the Company generated $12.8 million in net funds from operating activities, as compared to the first half of 1994 during which the Company used $1.1 million of net funds from operating activities. Operating cash flow for the first half of 1995 compared to the first half of 1994 reflects a favorable impact in working capital and lower taxes paid.

At June 30, 1995, the Company had outstanding under its credit facilities borrowings totaling $37.8 million and letters of credit totaling $12.0 million, and there was $61.7 million available for borrowing thereunder. As of June 30, 1995, the Company has outstanding $22.0 million of obligations relating to performance bonds.

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

    (a) The Annual Meeting of Stockholders of BW/IP, Inc. was held on May 16, 1995.

    (c) The following proposals were submitted to a vote of the stockholders:

             (i) A proposal to approve the re-election of seven Directors to the Board of Directors, in each case for a term of one year, was approved as follows with respect to each nominee for office:

                                                               ABSTENTIONS
                                 Votes            Votes         and BROKER
         NOMINEE                Cast FOR         WITHHELD        NON-VOTES
- ---------------------------------------------------------------------------
 Peter C. Valli               18,559,614         83,978           None
 James J. Gavin, Jr.          18,559,978         83,614           None
 H. Jack Meany                18,560,248         83,344           None
 Eugene P. Cross              18,559,614         83,978           None
 George D. Leal               18,560,278         83,314           None
 James S. Pignatelli          18,559,978         83,614           None
 William C. Rusnack           18,560,248         83,314           None


             (ii) A proposal to approve the appointment of Price
                  Waterhouse LLP as the Company's independent auditors for fiscal 1995 was approved, with 18,606,265 votes cast for the proposal, 23,388 votes cast against the proposal and an aggregate of 13,939 abstentions and broker non-votes.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

    (a)  Exhibits - 27.   Financial Data Schedule.

    (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                             BW/IP, INC.
                                     -----------------------------
                                              (Registrant)



Date:    August 11, 1995             By:     /s/  E. P. Cross
         -----------------              --------------------------
                                        E. P. Cross
                                        Executive Vice President and
                                        Chief Financial Officer
                                        (Duly Authorized Officer)


Date:    August 11, 1995              By:     /s/  N. A. Ludlam
         ------------------             --------------------------
                                        N. A. Ludlam
                                        (Chief Accounting Officer)