Form 10-Q
period 1995-09-30
BWIP INC
filed 1995-11-14
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ------------------

                                    FORM 10-Q

(MARK ONE)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         FOR THE QUARTERLY PERIOD ENDED          SEPTEMBER 30, 1995
                                             ---------------------------

                                                         OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         COMMISSION FILE NUMBER        0-19162
                                       -------

                                   BW/IP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                               ------------------


            DELAWARE                                             33-0270574
   -------------------------------                           -------------------
   (State or other jurisdiction of                            (I.R.S. Employer
   incorporation or organization)                            Identification No.)

   200 OCEANGATE BOULEVARD
            SUITE 900
      LONG BEACH, CALIFORNIA                                        90802
_______________________________________                           __________
(Address of principal executive offices)                          (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:  (310) 435-3700
                                                            --------------
                               ------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS. YES  X   NO
                                       ---    ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

      COMMON STOCK, $.01 PAR VALUE,                                24,275,000
        OUTSTANDING AT SEPTEMBER 30, 1995                           (SHARES)

                                   BW/IP, INC.
                                   -----------

                                      INDEX
                                      -----

                                                                                             PAGE NUMBER
                                                                                             -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets -
                  September 30, 1995 (unaudited) and December 31, 1994                            2-3

               Condensed Consolidated Statements of Income -
                  Three and nine months ended September 30, 1995 and
                  September 30, 1994 (unaudited)                                                    4

               Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1995 and
                  September 30, 1994 (unaudited)                                                    5

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                                       6

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                                             7-8

PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                                  9

SIGNATURES                                                                                         10

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

                                   BW/IP, INC.
                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                        --------------------------------

                                                          September 30,      December 31,
Assets                                                        1995              1994
------                                                    -------------      ------------
                                                           (Unaudited)
Current assets:

    Cash and cash equivalents                                 $  5,494       $  9,152
    Accounts and notes receivable (less allowance
       for doubtful accounts of $3,453 at September 30,
       1995 and $2,967 at December 31, 1994)                   102,723        111,390
    Inventories                                                 87,836         70,927
    Other current assets                                        26,602         22,074
                                                              --------       --------

           Total current assets                                222,655        213,543

Property, plant and equipment, at cost
    (net of accumulated depreciation and
    amortization of $71,059 at September 30,
    1995 and $62,037 at December 31, 1994)                     100,161         94,909

Goodwill (net of accumulated amortization
    of $6,090 at September 30, 1995 and $4,952
    at December 31, 1994)                                       53,557         45,380

Other assets                                                    13,986         14,062
                                                              --------       --------

           Total assets                                       $390,359       $367,894
                                                              ========       ========


See accompanying notes to condensed consolidated financial statements.

                                   BW/IP, INC.
                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                        --------------------------------



                                                           September 30,    December 31,
Liabilities and Stockholders' Equity                          1995              1994
------------------------------------                       -------------    ------------
                                                           (Unaudited)
Current liabilities:

    Accounts payable                                        $  30,081        $  38,166
    Current maturities of long-term debt                        9,680           12,101
    Other current liabilities                                  58,295           54,895
                                                            ---------        ---------

           Total current liabilities                           98,056          105,162

Long-term debt                                                 64,350           52,973
Other long-term liabilities                                    47,051           43,845

Stockholders' equity:

    Preferred stock                                              --               --
    Common stock                                                  245              245
    Paid-in capital                                            85,763           85,763
    Retained earnings                                          89,667           79,097
    Cumulative translation adjustment                           5,840            1,422
                                                            ---------        ---------
                                                              181,515          166,527

    Less common stock in treasury, at cost                       (613)            (613)
                                                            ---------        ---------

           Total stockholders' equity                         180,902          165,914
                                                            ---------        ---------

           Total liabilities and stockholders' equity       $ 390,359        $ 367,894
                                                            =========        =========

See accompanying notes to condensed consolidated financial statements.

                                   BW/IP, INC.
                   Condensed Consolidated Statements of Income
         (Dollar amounts in thousands, except share and per share data)
                                   (Unaudited)

                              ---------------------

                                                           Three Months Ended                      Nine Months Ended
                                                       Sept. 30,          Sept. 30,           Sept. 30,          Sept. 30,
                                                         1995               1994                1995               1994
                                                     ------------       ------------        ------------       ------------
Net sales                                            $    110,144       $    117,945        $    327,508       $    320,192
Cost of sales                                              65,208             74,118             195,839            196,227
                                                     ------------       ------------        ------------       ------------

    Gross profit                                           44,936             43,827             131,669            123,965

Selling, administrative and operating expenses             32,424             30,850              95,795             89,616
                                                     ------------       ------------        ------------       ------------

    Operating income                                       12,512             12,977              35,874             34,349

Interest expense, net                                       1,729              1,742               4,711              4,930
Other expenses                                                671                106               1,100                474
                                                     ------------       ------------        ------------       ------------
    Income from continuing operations
       before income taxes                                 10,112             11,129              30,063             28,945

Provision for income taxes                                  3,844              4,062              11,725             10,565
                                                     ------------       ------------        ------------       ------------

    Income from continuing operations                       6,268              7,067              18,338             18,380

Discontinued operations, net of tax                          --                  (51)               --                  202
                                                     ------------       ------------        ------------       ------------


Net income                                           $      6,268       $      7,016        $     18,338       $     18,582
                                                     ============       ============        ============       ============

Earnings per share:

    From continuing operations                       $        .26       $        .29        $        .76       $        .76

    Discontinued operations, net of tax                      --                 --                  --                  .01
                                                     ------------       ------------        ------------       ------------


    Net income per share                             $        .26       $        .29        $        .76       $        .77
                                                     ============       ============        ============       ============


Dividends declared per share                         $        .11       $        .10        $        .32       $        .28
                                                     ============       ============        ============       ============


Weighted average number of shares
outstanding                                            24,275,000         24,275,000          24,275,000         24,275,000
                                                     ============       ============        ============       ============


See accompanying notes to condensed consolidated financial statements.

                                   BW/IP, INC.
                 Condensed Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)
                                   (Unaudited)

                              ---------------------


                                                               Nine Months Ended
                                                          Sept. 30,       Sept. 30,
                                                             1995            1994
                                                           --------        --------
Cash flows from operating activities                       $ 17,757        $  7,517

Cash flows (used in) from investing activities:

    Capital expenditures                                    (15,386)         (7,628)
    Expenditures for acquisitions                            (9,306)        (22,977)
    Proceeds from disposition of property
       and equipment                                          1,149             667
                                                           --------        --------

       Net cash (used in) investing activities              (23,543)        (29,938)

Cash flows from (used in) financing activities:
    Net borrowings under credit agreements                   20,000          36,159
    Payment of senior notes                                  (8,333)         (8,333)
    Dividends paid                                           (7,525)         (6,312)
    Other                                                    (2,211)           (700)
                                                           --------        --------

       Net cash from financing activities                     1,931          20,814

Effect of exchange rate changes on cash                         197             418
                                                           --------        --------

Net decrease in cash and cash equivalents                    (3,658)         (1,189)
Cash and cash equivalents at beginning of period              9,152           7,671
                                                           --------        --------
Cash and cash equivalents at end of period                 $  5,494        $  6,482
                                                           ========        ========

Supplemental cash flow disclosures:
    Interest paid                                          $  4,439        $  4,531
    Income taxes paid                                         7,002          11,791


See accompanying notes to condensed consolidated financial statements.

                                   BW/IP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation
         ---------------------

         The accompanying condensed consolidated balance sheet as of September 30, 1995 and the related condensed consolidated statements of income for the three and nine months, and cash flows for the nine months, ended September 30, 1995 and 1994 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

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

2.       Inventories
         -----------

         Inventories consist of the following (amounts in thousands):

                                        September 30,   December 31,
                                            1995            1994
                                        ------------    ------------
         Finished parts                   $ 54,067        $ 40,558
         Work in process                    34,750          22,841
         Raw materials and supplies         10,421          13,312
                                          --------        --------
                                            99,238          76,711
         Less progress billings            (11,402)         (5,784)
                                          --------        --------

                  Net inventories         $ 87,836        $ 70,927
                                          ========        ========


3.       Acquisition
         -----------

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 Compared To Three Months Ended September 30, 1994

Net sales of $110.1 million for the three months ended September 30, 1995 were $7.8 million or 6.6% lower than the corresponding period in 1994. The decrease in sales reflects a decrease in original equipment (OE) sales of $11.7 million offset by an increase in aftermarket sales of $3.9 million. The increase in aftermarket sales as a percentage of sales to 64% in 1995 from 57% in 1994, along with certain highly profitable OE sales during the quarter, resulted in an improvement in gross profit margin from 37.2% to 40.8%. By geographic region, net sales were down in the third quarter of 1995 as compared with 1994 in Europe, Mexico and the Pacific Rim, offset by an increase in South America.

Selling, administrative and operating expenses as a percentage of net sales were 29.4% for the three months ended September 30, 1995, up from 26.2% in the corresponding period in 1994. The increase was primarily due to the lower sales volume and certain sales and marketing initiatives outpacing sales growth.

Operating income for the three months ended September 30, 1995 was $12.5 million, a decrease of $0.5 million, or 3.6% from the comparable period in 1994. The decrease in operating income reflects the lower sales volume and higher selling, administrative and operating expenses. Operating income margin increased from 11.0% for the third quarter of 1994 to 11.4% for the third quarter of 1995 primarily due to the change in mix to the more profitable aftermarket sales.

The Company's 1995 year-to-date effective tax rate decreased to 39.0% from 39.5% during the third quarter. The catch-up impact in the third quarter was approximately $.01 per share.

Activity under the Company's restructuring plan during the three months ended September 30, 1995 is summarized as follows (amounts in thousands):

                                                                Machinery
                                                               relocation,        Asset disposal and
                                          Personnel         installation, and       organizational
                                            costs             related costs        realignment costs        Total
-------------------------------------------------------------------------------------------------------------------------
Balance, June 30, 1995                    $ 6,348               $ 3,865               $ 3,724               $13,937

Cash expenditures                             984                   909                   400                 2,293
Losses on asset disposals                      --                    --                   210                   210
-------------------------------------------------------------------------------------------------------------------------

Balance, September 30, 1995               $ 5,364               $ 2,958               $ 3,114               $11,434
-------------------------------------------------------------------------------------------------------------------------


Nine Months Ended September 30, 1995 Compared to Nine Months Ended September 30, 1994

Net sales of $327.5 million for the nine months ended September 30, 1995 were $7.3 million or 2.3% higher than the corresponding period in 1994. The increase in sales reflects an increase in aftermarket sales of approximately $20.7 million, offset by a decrease in OE sales of approximately $13.4 million.

The increase in aftermarket sales as a percentage of sales to 63% in the first three quarters of 1995 from 58% in 1994 resulted in a 1.5% improvement in gross profit margin. By geographic region, net sales were up during the nine months ended September 30, 1995 as compared to 1994 in all regions except Mexico. The Company's results of operations in the first three quarters of 1995 were impacted by both favorable and unfavorable foreign currency fluctuations. The net impact of these fluctuations was not significant to the Company's results of operations.

Selling, administrative and operating expenses as a percentage of sales for the nine months ended September 30, 1995 were 29.2%, up from 28.0% during the same period in 1994.

Operating income for the nine months ended September 30, 1995 was $35.9 million, an increase of $1.5 million, or 4.4% from the comparable period in 1994. The increase in operating income reflects the improvement in gross profit offset by higher selling, administrative and operating expenses.

The Company's effective tax rate increased to 39.0% for the nine months ended September 30, 1995 from 36.5% in the corresponding period in 1994. The increase in the consolidated tax rate reflects lower utilization of foreign tax credits in 1995 as compared to 1994 as the majority of credits generated in earlier years were utilized.

Order input for the nine months ended September 30, 1995 was $351.5 million compared with $346.4 million for the corresponding period in 1994. The increase in bookings was primarily due to higher bookings in Europe and the Pacific Rim, offset by lower bookings in the United States and Mexico. Backlog at September 30, 1995 was $172.2 million compared to $173.5 million at September 30, 1994.

The Company conducts substantial business activities in the Middle East, including Iran. This region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs and imports, export, exchange and tax controls.

Liquidity and Capital Resources

During the nine month period ended September 30, 1995, the Company generated $17.8 million in net funds from operating activities, as compared to the first three quarters of 1994 during which the company generated $7.5 million of net funds from operating activities. Operating cash flow for the first three quarters of 1995 compared to the first three quarters of 1994 reflects a favorable impact in working capital and lower taxes paid.

At September 30, 1995, the Company had outstanding under its credit facilities borrowings totaling $40.0 million and letters of credit totaling $12.4 million, and there was $58.0 million available for borrowing thereunder. As of September 30, 1995, the Company has outstanding $27.1 million of obligations relating to performance bonds.

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

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - 27.    Financial Data Schedule.

     (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 BW/IP, INC.
                                             --------------------
                                                (Registrant)

Date:    November 13, 1995              By:      /s/  E. P. Cross
         -----------------                   --------------------
                                               E. P. Cross
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (Duly Authorized Officer)


Date:    November 13, 1995              By:      /s/  N. A. Ludlam
         -----------------                   ---------------------
                                               N. A. Ludlam
                                               (Chief Accounting Officer)