Form 10-K
period 1995-12-31
BWIP INC
filed 1996-03-29
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(Mark One)
[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended      December 31, 1995

                                            OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934
         Commission file number   0-19162

                                  BW/IP, INC.
             (Exact name of registrant as specified in its charter)

                 DELAWARE                             33-027054
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)              Identification No.)

          200 OCEANGATE BOULEVARD
                   SUITE 900
          LONG BEACH, CALIFORNIA                        90802
 (Address of principal executive offices)             (Zip Code)

 Registrant's telephone number, including area code:  (310) 435-3700

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant (based on the last reported sale price per share of the Common Stock as quoted through the National Association of Securities Dealers Automated Quotation National Market System on March 8, 1996) was approximately $372 million.

The number of shares outstanding of the registrant's Common Stock as of March 8, 1996: 24,275,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE

Certain portions of the registrant's definitive proxy statement (to be filed with the Securities and Exchange Commission on or before April 29, 1996) pursuant to Regulation 14A of the Securities and Exchange Act of 1934 in connection with the annual meeting of stockholders of the registrant to be held on or about May 14, 1996, are incorporated by reference into Part III of this Form 10-K. Certain portions of the registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1995, are incorporated by reference into Parts I, II and IV of this Form 10-K.

                                     PART I

ITEM 1.           BUSINESS

         BW/IP, Inc. ("BW/IP") was incorporated in Delaware on March 12, 1987 by Clayton, Dubilier & Rice, Inc. ("Clayton, Dubilier & Rice"), a private investment firm, to acquire BW/IP International, Inc. ("International"), International's foreign marketing affiliates and certain related assets in The Netherlands and other overseas locations (the "Acquisition") from Borg- Warner Corporation ("Borg-Warner"). All of BW/IP's operations are conducted through International and International's subsidiaries (BW/IP, International and its consolidated subsidiaries are together referred to as the "Company"). Prior to the Acquisition, Borg-Warner had operated certain of the International businesses for over 30 years. In the course of an initial public offering in May 1991 and a number of secondary offerings, all of the shares previously held by Clayton, Dubilier & Rice affiliates, as well as a substantial number of shares of Common Stock acquired by certain institutional investors in connection with the Acquisition from Borg-Warner, were sold to the public.

         The Company is a worldwide supplier of advanced technology fluid transfer and control equipment, systems and services. Its principal products are pumps and mechanical seals. The Company designs, manufactures, distributes and services both highly engineered and standard centrifugal pumps primarily for use in the power and petroleum industries and mechanical seals and seal support systems primarily for use in the petroleum and chemical industries throughout the world. The Company has manufacturing facilities in seven different countries and service centers in 20 countries. At December 31, 1995, the Company had 3,002 employees, of whom approximately 50% were located outside the United States.

         Since disposition of its Fluid Controls segment in October 1994, the Company has operated in one business segment: Pump/Seal. For certain financial information by geographic location see Note 10 to Consolidated Financial Statements on page 35 of the 1995 Annual Report to Stockholders which page is incorporated by reference in this Form 10-K.

MARKETS SERVED

         Pump products and services accounted for approximately 66%, 71% and 77% of the Company's 1995, 1994 and 1993 net sales, respectively, and seal products and services accounted for approximately 34%, 29% and 23% of net sales, respectively, for such periods. Sales of the Company's pumps and seals are primarily made to the petroleum, power and (to a lesser extent) chemical markets.

         Approximately 74% of the Company's 1995 net sales were to the petroleum and power markets worldwide. The principal segments of the petroleum industry that the Company serves are refineries and pipelines. In addition to the U.S. market, which in 1995 accounted for approximately 52% of the Company's net sales to the petroleum industry, the Company serves the petroleum industry in Europe, Africa, Asia, South America, Canada, Mexico and the Middle East.

         Another principal market served is the power generation market worldwide. Sales to this market are to both nuclear and fossil fuel powered generating utilities. The majority of the Company's sales in the nuclear power market are in the United States and Japan, where the Company's large installed base of equipment provides a continuing market for products and services to ensure safety and reliability, a major customer concern. A significant characteristic of the nuclear market worldwide is the stringent requirements that must be met in order to sell products to nuclear power plants. For example, the Company maintains a Nuclear Stamp ("N Stamp") from the American Society of Mechanical Engineers, which is required for qualification to supply certain kinds of products to the U.S. nuclear industry. The Company must comply with significant requirements (including triennial audits) in order to maintain its N Stamp. The Company's next audit will occur in 1996. Sales to the nuclear power industry comprised approximately 12% of the Company's 1995 sales. The Company's 1995 sales to the nuclear power industry related primarily to aftermarket products and services.

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

PRODUCTS AND SERVICES

         The Company designs, manufactures, distributes and services centrifugal pumps, valves, submersible electric motors and pumps, mechanical seals and seal support systems. While the Company produces standard products, its technical focus and expertise is in engineered products for severe service applications where a specialized product is required for extreme temperatures, high horsepower, high speed or high pressure. Compared to standard products, the Company's specialty products are usually capable of higher performance, are more differentiated from each other and have greater engineering content. Because the Company's specialized products have unique designs and high engineering content, the Company's customers tend to purchase more aftermarket services than customers of the Company's standard products.

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

         Pump products for the petroleum industry include horizontal double case pumps used especially for hot oils under high pressure, horizontal multi-stage pumps used in pipelines, vertical pumps used for low temperature processes, vertical circulating pumps used for cooling water, submersible pumps used for water or brine injection in oil fields, and submersible water pumps used on offshore platforms to supply water for fire fighting. The Company also supplies pumps for other industrial uses, including industrial production, utility services and pollution control, the mining industry and pumps and related aftermarket parts and services to the U.S. military, primarily the U.S. Navy. In 1995 the Company broadened its product lines through the acquisition of the Wilson-Snyder centrifugal pump and coker switch-valve products.

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

         Aftermarket Products. Aftermarket products and services for pumps and mechanical seals include supplying parts, making repairs, and providing a variety of technical services for maintenance life extension, retrofitting and upgrading of customer equipment. For example, the Company repairs pumps and seals to acceptable operating condition, provides field diagnostic analysis and in-place machinery repair and remanufactures pumps to restore them to their original or upgraded condition.

WORLDWIDE FACILITIES AND DISTRIBUTION

         The Company is engaged in the design, manufacture, distribution and service of its products throughout the world. Pumps are produced in plant facilities in the United States (two in California, one in Oklahoma, two in New Mexico), The Netherlands, Mexico, Argentina and Belgium. Seals are produced in facilities in the United States, The Netherlands, Germany, Mexico, Argentina and Japan.

         In 1995, a new large-component facility in New Mexico was completed and, in conjunction with the Company's existing small-component facility, will provide a significant portion of pump components previously manufactured at the Company's three integrated U.S. pump plants. These three U.S. plants will be focused on the engineering, assembly and testing of pumps. The two specialized component manufacturing facilities will also be utilized to supply components to other Company plants outside of the U.S. on an economically selective basis. The construction of the large-component facility was an important element of the Company's restructuring program which is described in more detail in Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 3 to Consolidated Financial Statements starting respectively on page 14 and 25 of the 1995 Annual Report to Stockholders.

         In 1995, nearly 35% of the Company's products manufactured in the United States, measured by gross sales (which include intercompany sales), were shipped to international markets. Pump manufacturing facilities in The Netherlands and seal manufacturing facilities in

The Netherlands and Germany are the primary source of pumps and seals sold in Europe, Africa and the Middle East. The Argentine facility provides products primarily for Argentine customers, while the Japanese plant provides products for Japan and parts of Southeast Asia. The Company is a party to numerous license agreements and joint ventures for the manufacture and/or service of pump and seal products.

         The Company's Mexican operation, which has approximately 270 employees, manufactures pumps and mechanical seals. Its principal customers are Petroleos Mexicanos (the state-owned oil company) and Comision Federal de Electricidad (the national electric power company).

         The Company's worldwide pump and seal sales forces sell its pump and seal products directly to end-users and engineering and construction firms. The Company's worldwide pump sales organization sells to petroleum, power and general industry customers within regional territories. A portion of the Company's seal products are sold directly to original equipment ("OE") manufacturers, for either pumps, compressors, mixers or other rotating equipment requiring sealing. Distributors, dealers, commissioned representatives and sales agents are used to a lesser extent in the distribution and sale of the products except for Five Star Seal products, a business acquired by the Company in 1994, which are sold primarily through a distributor network.

         The Company has sales offices in most European countries and has independent representatives to support foreign sales efforts where the Company does not maintain a presence. Of the Company's 47 service facilities, 26 are located outside the United States in Argentina, Belgium, Canada, France, Germany, Indonesia, Italy, Japan, Malaysia, Mexico, The Netherlands, Saudi Arabia, Singapore, Spain, Switzerland, Thailand, United Arab Emirates, United Kingdom and Venezuela. An agent of the Company operates one service facility in Saudi Arabia.

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

         Competition occurs on the basis of price, technical expertise, delivery, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are particularly important with respect to aftermarket products and services. The Company's customers are more likely to rely on the Company for aftermarket products and services relating to more highly engineered and customized products than for standard products. Price competition tends to be more significant for original equipment than aftermarket services and has been increasingly important with ongoing over capacity in the Company's pump and seal markets.

         Due to the high cost of inventory, customers for pump and seal products are attempting to reduce the number of vendors from which they purchase in order to reduce the size and diversity of inventory. Although vendor reduction programs could adversely affect the

Company's business, the Company has been successful in entering into "partnering" arrangements with a number of companies both in the United States and overseas. Under these arrangements, in exchange for certain services the customer commits to using the Company as a principal or sole source. The Company is seeking to enter into similar arrangements with additional customers.

         Until 1995 the Company was the only corporation among its global competitors which manufactured and distributed both pumps and mechanical seals. Within the last twelve months a domestic pump and competing domestic seal company have merged, and another domestic pump company has announced a global alliance with another competing seal company. The impact of these events is not yet known.

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

CUSTOMERS

         The Company sells to a wide variety of customers. No individual customer accounted for more than 3% of the Company's 1995 net sales and the Company's ten largest customers represented less than 16% of the Company's net sales in 1995.

BACKLOG

         The Company's backlog of firm unfilled orders totaled approximately $148.2 million as of December 31, 1995, compared with approximately $159.4 million as of December 31, 1994. The year-end backlog at December 31, 1995, is comprised of 31% aftermarket parts and services compared with 35% for the prior year. The Company estimates approximately 83% of the December 31, 1995, backlog will be shipped by December 31, 1996.

RISKS OF INTERNATIONAL BUSINESS

         The Company's activities are subject to the customary risks of operating in an international environment, such as unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and currency fluctuations. Historically, U.S. dollar currency fluctuations have not significantly affected export orders from either the United States or any foreign Company location. The risk of currency fluctuations is mitigated by the fact that most of the Company's foreign business transactions are conducted in the local currency. To minimize the impact of foreign exchange rate movements on its operating results, the Company enters into forward exchange contracts to hedge specific foreign currency denominated transactions. Given the nature of its business, the Company's financial results are subject to fluctuations in foreign currency rates against the U.S. dollar within the countries where it operates. See Note 1 to Consolidated Financial Statements on page 23 of the 1995 Annual Report to Stockholders, which page is incorporated by reference in this Form 10-K. The Company conducts substantial business activities in the Middle East and is a leading supplier of pump and seal products to Saudi Arabia and Iran. The Middle East region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs, and import, export, exchange and tax controls.

RESEARCH AND DEVELOPMENT

         The Company conducts research and development at its own facilities in various locations. In 1995, 1994, and 1993, the Company spent approximately $6.6 million, $5.3 million, and $4.2 million, respectively, on Company-sponsored research and development.

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

INTELLECTUAL PROPERTY

         Most of the intangible property that the Company uses in its business, including technology, licenses, patents, copyrights, trademarks and trade names, was acquired in connection with the Acquisition. The Company considers its trademarks Byron Jackson(R), United Centrifugal(R), Byron Jackson/United(TM), BW Seals(R), GASPAC(R), Pacific Wietz(TM), Five Star Seal(R) and Wilson-Snyder(R) to be important to its business. The patents underlying much of the technology for the Company's products have been in the public domain for many years. Surviving patents are not considered, either individually or in the aggregate, material to the Company's business. However, the Company's pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of its products and their use, is considered particularly important and valuable. Accordingly the Company actively protects such proprietary information.

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

EMPLOYEES AND LABOR RELATIONS

         The Company's worldwide work force at December 31, 1995, consisted of 3,002 employees, of whom 1,492 were located outside of the United States. The Long Beach headquarters has approximately 30 employees, all of whom perform managerial or administrative functions. The Company's hourly employees at its three principal U.S. pump manufacturing plants in Los Angeles, San Jose and Tulsa are unionized. The Company's U.S. operations have been conducted without a work stoppage since 1978. The Company's operations in Mexico, The Netherlands, Germany and Belgium are unionized. Unions represent approximately 24% of the Company's worldwide work force. The Company believes employee relations throughout its operations are satisfactory.

ENVIRONMENTAL REGULATIONS AND PROCEEDINGS

         The Company is subject to pollution and hazardous waste disposal regulations in all jurisdictions in which it has operating facilities and periodically makes capital expenditures to meet environmental requirements. The Company believes that future expenditures will not have a material adverse effect on its financial position and has established allowances which it believes to be adequate to cover potential environmental liabilities. In connection with the Acquisition, Borg-Warner agreed to bring certain environmental matters into compliance with applicable regulations, including matters at the Temecula, California facility. In addition, under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Company was named a potentially responsible party ("PRP") at the Operating Industries, Inc. Superfund Site (Monterey Park, California) ("Operating Industries") and the Stringfellow Acid Pits Superfund Site (Glen Avon, California) ("Stringfellow") due to waste materials from the Company's plants having been disposed of at these sites. These sites have been administered by the U.S. Environmental Protection Agency. Borg-Warner is contractually obligated by the agreements relating to the Acquisition to indemnify the Company in the event it is held liable as a PRP at the Operating Industries and Stringfellow sites. Borg-Warner has undertaken the active defense or representation of the Company in the legal and administrative proceedings related to the Operating Industries and Stringfellow matters, and has paid amounts as they have become due in connection therewith.

         As a result of pre-existing contamination found at its property in San Jose, California, the Company is in the process of performing remediation work on the site. The Company has established an allowance for certain remediation and other anticipated costs and initiated legal action against the prior owner for indemnification of past and anticipated future expenses.

EXPORT LICENSES

         Licenses are required from U.S. government agencies to export from the United States many of the Company's products. In particular, products with nuclear applications are restricted, although limitations are placed on the export of certain other pump and seal products as well.

ITEM 2.           PROPERTIES

         The following tables set forth certain information relating to the Company's principal facilities. The Company operates other smaller domestic and foreign manufacturing facilities, service centers and sales offices which are omitted from these tables.

                                                 OWNED FACILITIES

               Location                          Square Footage                  Principal Operations
               --------                          --------------                  --------------------
Albuquerque, New Mexico                           50,000                 Manufacture of pump products
Benicia, California                               22,200                 Service of pump products
Boothwyn, Pennsylvania                            17,500                 Service of pump products
Elgin, Illinois                                   24,578                 Service of pump products
Etten-Leur, Netherlands                          175,100                 Manufacture of pump products
Florence, South Carolina                          24,873                 Service of seal products
Houston, Texas                                    34,900                 Service of pump products
Leduc, Alberta, Canada                            30,000                 Service of pump products
Los Angeles, California                          273,220                 Service and manufacture of pump
                                                                         products
Roosendaal, Netherlands                           48,400                 Manufacture of seal products
Santa Clara, Mexico                              154,262                 Manufacture of pump and seal
                                                                         products
Santa Fe, New Mexico                              30,025                 Manufacture of pump products
San Jose, California                              99,588                 Manufacture of pump products
Temecula, California                              64,284                 Manufacture of seal products
Tulsa, Oklahoma                                  319,656                 Manufacture of pump products

                               LEASED FACILITIES

                Location                         Square Footage                  Principal Operations
                --------                         --------------                  --------------------
Charleroi, Belgium (1)                           119,700                 Manufacture of pump products
Dortmund, Germany (2)                             70,000                 Manufacture of seal products
Guelph, Ontario, Canada (3)                       18,080                 Service of pump products
Osaka, Japan (4)                                  25,000                 Manufacture of seal products
Mendoza, Argentina (5)                            80,900                 Manufacture of pump and seal
                                                                         products
Long Beach, California (6)                        36,902                 Administrative headquarters

------------------------------------
(1)      Expires 2001.
(2)      Expires 2012.
(3)      Expires 1997.
(4)      Expires 2004.
(5)      Expires 1998.
(6)      Expires 2000.

         The Company maintains a total of 21 domestic and 26 foreign service centers and 25 domestic and 25 foreign sales offices.

         The Company believes that its manufacturing facilities, including its machinery and equipment, are in good condition, well maintained and once the planned restructuring program is completed, and planned additions of facilities, machinery and equipment are in place, will be adequate for its needs in the foreseeable future.

         The Company has offered for sale its manufacturing facility in Van Nuys, California which had been used by the Fluid Controls business segment.

ITEM 3.  LEGAL PROCEEDINGS

         The Company is involved in ordinary routine litigation incidental to its business, none of which it believes to be material to its financial condition. See also "Environmental Regulations and Proceedings" above.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

EXECUTIVE OFFICERS OF THE REGISTRANT

         The executive officers of BW/IP, all positions and offices with BW/IP presently held by each person named, their ages as of March 22, 1996, and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.

        Name and Position                           Age         Principal Occupation During Past Five Years
        -----------------                           ---         -----------------------------------------------------
Bernard G. Rethore                                  54          President and Chief Executive Officer of BW/IP and International
Chief Executive Officer,                                        since 1995; Senior Vice President of Phelps Dodge
President and Director                                          Corporation and President of Phelps Dodge Industries, its
                                                                diversified international manufacturing business, from 1989 to 1995.

Eugene P. Cross                                     60          Executive Vice President, Finance, and Chief Financial Executive
Executive Vice President, Finance, and                          Officer of BW/IP and International since 1991; Vice President,
Chief Financial Officer                                         Finance of BW/IP from 1987 to 1991; Vice President, Finance of
                                                                International from 1975 to 1991.

John D. Hannesson                                   44          Vice President, General Counsel and Secretary of BW/IP and
Vice President, General Counsel                                 International since 1987.
and Secretary

Darrach G. Taylor                                   61          Vice President, Human Resources of BW/IP since 1987 and Vice
Vice President,                                                 President, Human Resources of International since 1976.
Human Resources

Ronald W. Hoppel                                    58          Vice President of BW/IP since 1987; Vice President of
Vice President and President - Pump                             International since 1984; President of the Pump
Division                                                        Division since 1995; Vice President - General Manager
                                                                of the Pump Division from 1991 to 1995 and Vice
                                                                President - General Manager of the Seal Division from
                                                                1982 to 1991.

Richard R. Testwuide                                47          Vice President of BW/IP since 1987; Vice President of
Vice President and President - Seal                             International since 1984; President of the Seal Division
Division                                                        since 1995; Vice President - General Manager of the
                                                                Seal Division from 1991 to 1995 and Vice President -
                                                                General Manager of the Fluid Controls Division from
                                                                1982 to 1991.

Zohar Ziv                                           43          Treasurer of BW/IP and International since 1989.
Treasurer

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         Information on the market prices and dividends regarding the Company's Common Stock, which appears on page 37 of the 1995 Annual Report to Stockholders, is incorporated herein by reference.

         As of March 8, 1996, BW/IP's Common Stock was held by approximately 4,200 stockholders of record or through nominee or street name accounts with brokers.

         BW/IP's ability to pay dividends on its Common Stock depends on International's ability to pay dividends to BW/IP. International's domestic credit agreement and senior notes restrict the payment of dividends by International to BW/IP (and thereby limit BW/IP's ability to pay dividends on the Common Stock) except in certain specified circumstances or unless certain financial tests are met. As of December 31, 1995, after giving effect to the dividends declared to date, approximately $36.7 million is available for the payment of dividends by International to BW/IP pursuant to the most restrictive covenants.

ITEM 6.  SELECTED FINANCIAL DATA

         Selected financial data for the five years ended December 31, 1995, which appears on page 19 of the 1995 Annual Report to Stockholders, is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         Management's Discussion and Analysis of Financial Condition and Results of Operations appears on pages 14 through 18 of the 1995 Annual Report to Stockholders and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The financial statements, together with the report thereon of Price Waterhouse LLP dated February 15, 1996, appearing on pages 20 through 36 of the 1995 Annual Report to Stockholders, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information contained under the heading "Proposal No. 1 -- Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 14, 1996, (the "1996 Proxy Statement") is incorporated herein by reference. For information concerning the executive officers of BW/IP, see "Executive Officers of the Registrant" in Part I of this Form 10-K.

DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K

         Information contained under the heading "Beneficial Ownership of Common Stock Compliance With Section 16(a) of the Exchange Act" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION

         The information contained under the heading "Executive Compensation" in the 1996 Proxy Statement is incorporated herein by reference (except for the sections "Report of the Compensation and Benefits Committee" and "Performance Graph for Common Stock" which are not deemed to be filed as part of this Form 10-K).

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information contained under the heading "Beneficial Ownership of Common Stock" in the 1996 Proxy Statement is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  1.  Financial Statements

         The financial statements, together with the report thereon of Price Waterhouse LLP dated February 15, 1996, appearing on pages 20 through 36 of the 1995 Annual Report to Stockholders are incorporated herein by reference.

     2.  Financial Statement Schedules

         The required financial statement schedules together with the report thereon of Price Waterhouse LLP dated February 15, 1996, listed in the accompanying index on page F-1, are filed as part of this Form 10-K.

     3.  Exhibits

         The exhibits listed on the accompanying index to exhibits on pages 16 through 19 are filed as part of this Form 10-K.

(b)      Reports on Form 8-K

         None.

(c)      See Item 14(a)3 above.

(d)      See Item 14(a) 2 above.

                               INDEX TO EXHIBITS

Exhibit                           DESCRIPTION
 No.

  3.a Form of Third Restated Certificate of Incorporation of BW/IP, Inc. (formerly BWIP Holding, Inc.) ("BW/IP"), as filed with the Secretary of State of Delaware. Incorporated by reference to Appendix A of BW/IP's Proxy Statement for the 1994 Annual Meeting of Stockholders dated April 11, 1994, as filed with the SEC.

  3.b Certificate of Designation of Junior Participating Cumulative Preferred Stock of BW/IP ("Certificate of Designation of Junior Participating Cumulative Preferred Stock"), as filed with the Secretary of State of Delaware. Incorporated by reference to
                Exhibit 3a of BW/IP's quarterly report on Form 10-Q for the quarter ended September 30, 1993 as filed with the SEC

  3.c           Bylaws of BW/IP, as amended and restated on October 19, 1995.
                Incorporated by reference to Exhibit 4b of BW/IP's Registration Statement on Form S-8 (Registration No. 33-64143 as filed on November 13, 1995, with the SEC ("BW/IP's 1995 Form S-8").

  4.a           Rights Agreement between BW/IP and Bank One, Indianapolis, N.
                A., Rights Agent, dated as of July 26, 1993 which includes as Exhibit B the form of Right Certificate (assumed by American Stock Transfer & Trust Company as of November 1, 1995). Incorporated by reference to Exhibit 4 of BW/IP's Report on Form 8-K dated July 30, 1993 as filed with the SEC.

 10.a Credit Agreement, dated as of December 1, 1995, among BW/IP International, Inc., the Financial Institutions named therein, Citicorp USA, Inc., as Agent , and ABN AMRO Bank, as Co-Agent (filed herewith ).

 10.b Credit Agreement, dated as of July 5, 1991, between BW/IP International B.V. and Algemene Bank Nederland N.V. Incorporated by reference to Exhibit 4t of BW/IP's Registration Statement on Form S-8 ( Registration No. 33-44806) as filed on December 27, 1991, with the SEC (the "1991 Form S- 8").

 10.c Guaranty, dated October 9, 1991, by BW/IP International, Inc. to Algemene Bank Nederland N.V. Incorporated by reference to
                Exhibit 4u of the 1991 Form S-8.

 10.d           BW/IP International, Inc. 1992 Long-Term Incentive Plan.
                Incorporated by reference to Appendix A of BW/IP's Proxy Statement for the 1992 Annual Meeting of Stockholders, dated April 17, 1992, as filed with the SEC.*

 10.e Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10rrrr of the Company's Registration Statement on Form S-1 (Registration No. 33-45165) as filed February 18, 1992, with the SEC.*

 10.f Note Agreement, dated as of April 15, 1992, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $50,000,000 principal amount of 7.92% Senior Notes due May 15, 1999. Incorporated by reference to Exhibit 4a of BW/IP's quarterly report on Form 10-Q for the quarter ended June 30, 1992 as filed with the SEC.

 10.g BW/IP International, Inc. Retirement Plan (as amended and restated as of January 1, 1993). Incorporated by reference to
                Exhibit 99l to BW/IP's 1995 Form S-8.*

 10.h Amendment Number One to the BW/IP International, Inc. Retirement Plan. Incorporated by reference to Exhibit 99m to BW/IP's 1995 Form S-8.*

 10.i Amendment Number Two to the BW/IP International, Inc. Retirement Plan. Incorporated by reference to Exhibit 99n to BW/IP's 1995 Form S-8.*

 10.j           Amendment Number Three to the BW/IP International, Inc.
                Retirement Plan. Incorporated by reference to Exhibit 99o to BW/IP's 1995 Form S-8.*

 10.k           Amendment Number Four to the BW/IP International, Inc.
                Retirement Plan. Incorporated by reference to Exhibit 99p to BW/IP's 1995 Form S-8.*

 10.l           Amendment Number Five to the BW/IP International, Inc.
                Retirement Plan. Incorporated by reference to Exhibit 99q to BW/IP's 1995 Form S-8.*

 10.m Amendment Number Six to the BW/IP International, Inc. Retirement Plan (filed herewith).*

 10.n           Amendment Number Seven to the BW/IP International, Inc.
                Retirement Plan (filed herewith).*

 10.o           BW/IP Holding, Inc. Non Employee Directors' Stock Option Plan.
                Incorporated by reference to Appendix A of BW/IP's Proxy Statement for the 1993 Annual Meeting of Stockholders dated April 16, 1993 as filed with the SEC.*

 10.p Non Employee Directors' Charitable Gift Plan. Incorporated by reference to Exhibit kk to BW/IP's 1992 Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC.*

 10.q Credit Agreement, dated as of September 10, 1993 between BW/IP International B.V. and ABN/AMRO. Incorporated by reference to
                Exhibit 10dd to BW/IP's 1993 Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC (the "Company's 1993 Annual Report on Form 10-K").

 10.r Guaranty, dated July 30, 1995, by BW/IP International, Inc. to ABN-AMRO Bank N.V. Incorporated by reference to Exhibit 4s to BW/IP's 1995 Form S-8.

 10.s Amendment Number One to the Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10ee to BW/IP's 1993 Annual Report on Form 10-K.*

 10.t Amended and Restated BW/IP International, Inc. Retiree Health Care Plan. Incorporated by reference to Exhibit 10jj to BW/IP's 1993 Annual Report on Form 10-K.*

 10.u Bond Purchase Agreement, dated January 27, 1995, among BW/IP-New Mexico, Inc., the City of Albuquerque, New Mexico and BW/IP International, Inc. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. BW/IP hereby agrees to furnish a copy of such bond purchase agreement to the SEC upon request.)

 10.v           BW/IP International, Inc. 1995 Management Incentive Plan.
                Incorporated by reference to Exhibit 10kk to BW/IP's 1994 Annual Report on Form 10-K for the fiscal year ended December 31, 1994, as filed with the SEC ("BW/IP's 1994 Annual Report on Form 10-K").*

 10.w Amendment to the BW/IP International, Inc. Retiree Health Care Plan. Incorporated by reference to Exhibit 10mm to BW/IP's 1994 Annual Report on Form 10-K.*

 10.x Amendment to the BW/IP International, Inc. Retiree Health Care Plan (filed herewith).*

 10.y Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10nn to BW/IP's 1994 Annual Report on Form 10-K.*

 10.z Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan (filed herewith).*

 10.aa          Form of Employment Continuation Agreement (filed herewith).*

 10.bb Employment Agreement, dated October 19, 1995, between BW/IP, Inc. and Bernard G. Rethore (filed herewith).*

 10.cc Employment Continuation Agreement, dated December 14, 1995, between BW/IP, Inc. and Bernard G. Rethore (filed herewith).*

 10.dd 1995 Stock Option Agreements, dated as of October 19, 1995, between BW/IP, Inc. and Bernard G. Rethore (filed herewith).*

 10.ee Consulting Agreement, dated December 14, 1995, between BW/IP, Inc. and Peter C. Valli (filed herewith).*

 10.ff BW/IP International, Inc. 1996 Management Incentive Plan (filed herewith).*

 13.a 1995 Annual Report to Stockholders of BW/IP (filed herewith as part of this report to the extent incorporated herein by reference).

 21.a           Subsidiaries of BW/IP (filed herewith).

 23.a           Consent of Price Waterhouse LLP (filed herewith).

 24.a           Powers of Attorney (filed herewith).

 27.a Financial Data Schedule, submitted to the SEC in electronic format.

* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of Form 10-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 28th day of March 1996.

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

SIGNATURE                                TITLE                                                     DATE
---------                                -----                                                     ----
/s/ BERNARD G. RETHORE                   President, Chief Executive Officer and Director           March 28, 1996
-------------------------------------    (Principal Executive Officer)
Bernard G. Rethore

/s/ EUGENE P. CROSS                      Executive Vice President, Finance,                        March 28, 1996
-------------------------------------    Chief Financial Officer
Eugene P. Cross                          (Principal Financial Officer and
                                          Principal Accounting Officer)


/s/PETER C. VALLI*                       Chairman of the Board of Directors                        March 28, 1996
-------------------------------------
Peter C. Valli

/s/ JAMES J. GAVIN, JR.*                 Director                                                  March 28, 1996
-------------------------------------
James J. Gavin, Jr.

/s/ GEORGE D. LEAL*                      Director                                                  March 28, 1996
-------------------------------------
George D. Leal

/s/ H. JACK MEANY*                       Director                                                  March 28, 1996
-------------------------------------
H. Jack Meany

/s/ JAMES S. PIGNATELLI*                 Director                                                  March 28, 1996
-------------------------------------
James S. Pignatelli

/s/ JAMES O. ROLLANS*                    Director                                                  March 28, 1996
-------------------------------------
James O. Rollans

/s/ WILLIAM C. RUSNACK*                  Director                                                  March 28, 1996
-------------------------------------
William C. Rusnack

*By: /s/ John D. Hannesson
-------------------------------------
(John D. Hannesson, Attorney-in-fact)

                                  BW/IP, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             ITEM 14(A)(1) AND (2)

                                                                           ANNUAL REPORT            ANNUAL REPORT
                                                                                 TO                       ON
                                                                            STOCKHOLDERS              FORM 10-K
                                                                            ------------              ---------
 BW/IP, Inc. Consolidated Financial Statements

    Report of Independent Accountants                                                36
    Consolidated Balance Sheets at
          December 31, 1995 and 1994                                                 20
    For the three years ended December 31, 1995:
      Consolidated Statements of Income and Retained Earnings                        21
      Consolidated Statements of Cash Flows                                          22
      Notes to Consolidated Financial Statements                                  23-35


 BW/IP, Inc. Financial Statement Schedules at
      December 31, 1995 and 1994 or for the three years ended December 31, 1995.

    Report of Independent Accountants on
          Financial Statement Schedules                                                                        F-2
    Schedule I - Condensed Financial Information of
          Parent Company                                                                                 F-3 - F-5
    Schedule II - Valuation and Qualifying Accounts                                                            F-6

Financial statement schedules not included in this Annual Report on Form 10-K have been omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
and Stockholders of BW/IP, Inc.


Our audits of the consolidated financial statements referred to in our report dated February 15, 1996 appearing on page 36 of the 1995 Annual Report to Stockholders of BW/IP, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Los Angeles, California
February 15, 1996

                                  BW/IP, INC.
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY


The following condensed financial statements of BW/IP, Inc. reflect the parent company only, using the equity method of accounting for its wholly owned subsidiary, BW/IP International, Inc. All footnote disclosure has been omitted since all information has been included in the BW/IP, Inc. consolidated financial statements included elsewhere in this Form 10-K.


                                  BW/IP, INC.
                             (PARENT COMPANY ONLY)
                           DECEMBER 31, 1995 AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS,
                        EXCEPT SHARE AND PER SHARE DATA)
                        --------------------------------

 Assets                                                                1995               1994
 ------                                                                ----               ----
 Due from subsidiary                                                $  2,670            $  2,428
 Investment in subsidiary                                            179,474             165,914
                                                                    --------            --------

    Total assets                                                    $182,144            $168,342
                                                                    ========            ========

 Liabilities and Stockholders' Equity
 ------------------------------------

 Accrued liabilities                                                $  2,670            $  2,428
                                                                    --------            --------

    Total current liabilities                                          2,670               2,428

 Other long-term liabilities                                              --                  --

 Commitments and contingencies

 Stockholders' equity:
    Preferred stock, $.01 par value;
       10,000,000 shares authorized and unissued                          --                  --

    Common stock, $.01 par value;
       40,000,000 shares authorized;
       24,450,000 shares issued and outstanding                          245                 245
    Paid-in capital                                                   85,763              85,763
    Retained earnings                                                 92,008              79,097
    Cumulative translation adjustment                                  2,071               1,422
                                                                    --------            --------
                                                                     180,087             166,527
    Less common stock in treasury, at cost                              (613)               (613)
                                                                    --------            --------

       Total stockholders' equity                                    179,474             165,914
                                                                    --------            --------


       Total liabilities and stockholders' equity                   $182,144            $168,342
                                                                    ========            ========

                                  BW/IP, INC.
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY



                                  BW/IP, INC.
                             (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (DOLLAR AMOUNTS IN THOUSANDS)

                  --------------------------------------------

                                                                     1995           1994          1993
                                                                     ----           ----          ----
 Equity in net income of
      wholly owned subsidiary(1)                                    $23,349        $24,985       $4,345
                                                                    -------        -------       ------



 Net income                                                         $23,349        $24,985       $4,345
                                                                    =======        =======       ======





 (1) BW/IP, Inc. files a consolidated tax return with its wholly owned subsidiary, BW/IP International, Inc. Any necessary income taxes on the equity in net income of BW/IP International, Inc. are provided by BW/IP International, Inc. Effective January 1, 1994, certain employees and related costs of the corporate office were transferred from BW/IP International, Inc. to BW/IP, Inc. and a management agreement was executed. Under the terms of the agreement, all amounts incurred by BW/IP, Inc. are reimbursed by BW/IP International, Inc.

                                  BW/IP, INC.
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                  BW/IP, INC.
                             (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (DOLLAR AMOUNTS IN THOUSANDS)

                  -------------------------------------------

                                                                 1995            1994            1993
                                                                 ----            ----            ----
 Cash flows from financing activities:


    Dividends paid                                              $(10,196)       $(8,739)        $(6,797)
    Dividend from wholly owned subsidiary                         10,196          8,739           6,797
                                                                --------        -------         -------


 Net change in cash and cash equivalents (1)                    $     --        $    --         $    --
                                                                ========        =======         =======


 Supplemental schedule of non-cash financing activities:

    Dividends declared but not paid                             $  2,670        $ 2,428         $ 1,942





(1) BW/IP, Inc. had no other transactions impacting cash and cash equivalents during each of the three years.

                                  BW/IP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                         (DOLLAR AMOUNTS IN THOUSANDS)


                                                  ADDITIONS
                                  BALANCE AT      CHARGED TO       AMOUNTS                   LESS:       BALANCE
                                  BEGINNING       PROFIT AND       WRITTEN               FLUID CONTROLS   AT END
                                  OF PERIOD          LOSS            OFF      OTHER(1)     SEGMENT(2)    OF PERIOD
                                  ---------       ----------       -------    --------   --------------  ---------
 Receivables -


 Allowance for doubtful
 accounts:

      1995                          $2,967            2,073         (1,288)         23            --     $ 3,775
                                    ======            =====         ======       =====       =======     =======

      1994                          $2,805            1,059           (916)         19            --     $ 2,967
                                    ======            =====         ======       =====       =======     =======

      1993                          $3,082            1,138         (1,297)          6          (124)    $ 2,805
                                    ======            =====         ======       =====       =======     =======






 Inventories -


 Reserves:

      1995                         $12,107            1,098           (582)      1,148           --      $13,771
                                   =======            =====         ======       =====       ======      =======

      1994                         $ 7,624            2,192           (740)      3,031           --      $12,107
                                   =======            =====         ======       =====       ======      =======

      1993                         $10,641              606           (939)        166       (2,850)     $ 7,624
                                   =======            =====         ======       =====       ======      =======





(1) Represents foreign currency translation adjustments, acquisitions and other adjustments.

(2)  Amounts reclassified to net assets held for disposition.