Form 10-Q
period 1996-03-31
BWIP INC
filed 1996-05-15
CIK 817637

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended                   March 31,1996
                                                      --------------

                                        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     Commission file number           0-19162
                                ------------------


                                  BW/IP, Inc.
             (Exact name of registrant as specified in its charter)
                               __________________

               Delaware                                 33-0270574
- - ----------------------------------------          ---------------------
    (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                 Identification No.)

        200 Oceangate Boulevard
               Suite 900
        Long Beach, California                             90802
- - ----------------------------------------          ---------------------
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:    (310) 435-3700
                                                   --------------------

                               __________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes     X          No
                                         ----------        ----------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

        Common Stock, $.01 par value,           24,275,000
        outstanding at March 31, 1996            (shares)

                                  BW/IP, INC.
                                  -----------

                                     INDEX
                                     -----

                                                                Page Number
                                                                -----------
PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
           March 31, 1996 (unaudited) and December 31, 1995         2-3

          Condensed Consolidated Statements of Income -
           Three months ended March 31, 1996 and
           March 31, 1995 (unaudited)                                4

          Condensed Consolidated Statements of Cash Flows -
           Three months ended March 31, 1996 and
           March 31, 1995 (unaudited)                                5

          Notes to Condensed
           Consolidated Financial Statements (unaudited)             6

Item 2.  Management's Discussion and Analysis of Financial          7-8
         Condition and Results of Operations

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                           10

Part I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                            BW/IP, INC.
                               Condensed Consolidated Balance Sheets
                                   (Dollar amounts in thousands)

                                                           March 31,     December 31,
                                                             1996            1995
                                                         ------------    ------------
                                                          (Unaudited)

Assets
- - ------
Current assets:
    Cash and cash equivalents                              $ 10,688        $  9,162
    Accounts and notes receivable (less allowance
        for doubtful accounts of $3,855 at March 31,
        1996 and $3,775 at December 31, 1995)               111,014         110,215
    Inventories                                              89,375          85,381
    Other current assets                                     23,684          22,462
                                                         ------------    ------------

            Total current assets                            234,761         227,220


Property, plant and equipment, at cost
    (net of accumulated depreciation and amortization
    of $75,975 at March 31, 1996 and $73,291 at
    December 31, 1995)                                      105,270         106,251

Goodwill (net of accumulated amortization
    of $7,831 at March 31, 1996 and $6,556
    at December 31, 1995)                                    52,560          53,835

Other assets                                                 16,403          18,441
                                                         ------------    ------------

         Total assets                                      $408,994        $405,747
                                                         ============    ============



See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                         (Dollar amounts in thousands)



                                                 March 31,     December 31,
                                                   1996            1995
                                               ------------    ------------
                                                (Unaudited)

Liabilities and Stockholders' Equity
- - ------------------------------------
Current liabilities:
   Current maturities on long-term debt          $  8,731        $  8,836
   Accounts payable                                36,549          42,955
   Other current liabilities                       57,134          58,655
                                               ------------    ------------
              Total current liabilities           102,414         110,446

Long-term debt                                     84,606          74,175
Other long-term liabilities                        41,492          41,652

Stockholders' equity:
   Preferred stock                                     --              --
   Common stock                                       245             245
   Paid-in capital                                 85,763          85,763
   Retained earnings                               95,408          92,008
   Cumulative translation adjustment                 (321)          2,071
                                               ------------    ------------
                                                  181,095         180,087

   Less common stock in treasury, at cost            (613)           (613)
                                               ------------    ------------

         Total stockholders' equity               180,482         179,474
                                               ------------    ------------

         Total liabilities and
         stockholders' equity                    $408,994        $405,747
                                               ============    ============



See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                  Condensed Consolidated Statements of Income
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

             ----------------------------------------------------


                                                  Three Months Ended
                                                March 31,       March 31,
                                                  1996            1995
                                               ----------      ----------

Net sales                                      $  121,938      $  107,032
Cost of sales                                      75,160          64,472
                                               ----------      ----------

    Gross profit                                   46,778          42,560

Selling, administrative and operating
expenses                                           34,840          31,733
                                               ----------      ----------

    Operating income                               11,938          10,827

Interest expense, net                               1,714           1,568
Other expenses                                        274             109
                                               ----------      ----------

    Income before income taxes                      9,950           9,150

Provision for income taxes                          3,880           3,614
                                               ----------      ----------

Net income                                     $    6,070      $    5,536
                                               ==========      ==========

Net income per share                           $     0.25      $     0.23
                                               ============    ============

Dividends declared per share                   $     0.11      $     0.10
                                               ============    ============

Weighted average number of shares
outstanding                                     24,275,000      24,275,000
                                               ============    ============





See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (Unaudited)
                -----------------------------------------------


                                                      Three Months Ended
                                                    March 31,     March 31,
                                                      1996          1995
                                                    ---------     ---------

Cash flows (used in) provided by operating
activities                                           $(3,384)       $11,997
                                                     -------        -------
Cash flows from investing activities:
    Capital expenditures                              (3,251)        (4,044)
    Expenditures for acquisitions                         --         (1,140)
    Other                                               (249)           150
                                                     -------        -------

    Net cash used in investing activities             (3,500)        (5,034)
                                                     -------        -------

Cash flows from financing activities:
    Net borrowings under credit agreements            10,326          6,000
    Dividends paid                                    (2,670)        (2,428)
    Other                                                 --         (1,179)
                                                     -------        -------

    Net cash provided by financing activities          7,656          2,393
                                                     -------        -------

Effect of exchange rate changes on cash                  754            814
                                                     -------        -------

Net increase in cash and cash equivalents              1,526         10,170

Cash and cash equivalents at beginning of period       9,162          9,152
                                                     -------        -------

Cash and cash equivalents at end of period           $10,688        $19,322
                                                     =======        =======

See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated balance sheet as of March 31, 1996, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1996, and 1995 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

     The accompanying condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the Company's 1995 Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for a full year and are subject to audit and adjustment at the end of the year.

     BW/IP, Inc. is the parent company of BW/IP International, Inc. (BW/IP). Unless the context otherwise requires, references herein to "the Company" are to BW/IP, Inc. and BW/IP International, Inc. and its consolidated subsidiaries.

2.   Inventories
     -----------

     Inventories consist of the following (amounts in thousands):

                                    March 31,    December 31,
                                       1996          1995
                                    ----------   -------------
     Finished parts                   $51,553         $47,985
     Work in process                   32,057          34,054
     Raw materials and supplies        11,367          10,595
                                      -------         -------
                                       94,977          92,634

     Less progress billings            (5,602)         (7,253)
                                      -------         -------

                Net inventories       $89,375         $85,381
                                      =======         =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Net sales of $121.9 million for the three months ended March 31, 1996 were $14.9 million or approximately 14% higher than the corresponding period in 1995. The increase in sales was primarily due to pump related sales from Europe and the Pacific Rim. Original equipment (OE) sales were up approximately 17% over last year while aftermarket sales were up approximately 12%. The gross profit margin for the first three months of 1996 was negatively impacted by continued pricing pressures within the OE sector.

Selling, administrative and operating expenses decreased as a percentage of sales from 29.6% for the three months ended March 31, 1995 to 28.6% for the corresponding period in 1996. The decrease was primarily due to the increased sales volume.

Operating income for the three months ended March 31, 1996 was $11.9 million, or approximately 10% over the comparable period in 1995. The increase in operating income results from the higher sales volume negatively impacted by a slightly lower gross profit margin.

Order input for the quarter ended March 31, 1996 was $139.7 million, or approximately 17% over the comparable period in 1995. The portion of aftermarket bookings in the first quarter decreased to 58% of total bookings
compared to 64% for the same period last year.   The increase in bookings was
primarily due to pump related OE bookings in Europe and the Pacific Rim.
Backlog at March 31, 1996 was $162.3 million compared to $158.3 million at March 31, 1995.

The Company conducts substantial business activities in the Middle East, including Iran. This region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs and import, export, exchange and tax controls.

Activity under the Company's restructuring plan during the three months ended March 31, 1996, is summarized as follows (amounts in thousands):

                                                 Machinery
                                                relocation,        Asset disposal and
                                Personnel    installation, and       organizational
                                  costs        related costs       realignment costs      Total
- - ------------------------------------------------------------------------------------------------
Balance, December 31, 1995        $4,065          $2,949                 $990            $8,004

Cash expenditures                    410             763                  114             1,287
Losses on asset disposals                                                   4                 4
- - -----------------------------------------------------------------------------------------------
Balance, March 31, 1996           $3,655          $2,186                 $872            $6,713
- - -----------------------------------------------------------------------------------------------

The Company's effective tax rate decreased from 39.5% for the three months ended March 31, 1995, to 39.0% in the corresponding period in 1996.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1996, the Company used approximately $3.4 million of net funds for operating activities, as compared to the corresponding period in 1995 during which the Company generated approximately $12.0 million of net funds from operating activities. The cash generated in 1995 reflects accounts receivable collections resulting from relatively high sales volume in the fourth quarter of 1994. Accounts receivable balances increased during the first quarter of 1996 due to the high volume of sales at the end of the quarter.

At March 31, 1996, the Company had outstanding under its credit facilities borrowings totaling $59.8 million and letters of credit totaling $11.8 million and there was $37.8 million available for borrowing thereunder. As of March 31, 1996, the Company had outstanding $24.4 million of obligations relating to performance bonds.

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

  (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       BW/IP, INC.
                                       -------------------------------------
                                       (Registrant)



Date:  May 14, 1996                   By: /s/ E. P. Cross
       ------------                       ---------------------------------
                                          E. P. Cross
                                          Executive Vice President, Finance
                                          and Chief Financial Officer
                                          (Duly Authorized Officer)