Form 10-Q
period 1996-06-30
BWIP INC
filed 1996-08-14
CIK 817637

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                              __________________

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

       FOR THE QUARTERLY PERIOD ENDED        JUNE 30,1996
                                         -------------------

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


       COMMISSION FILE NUMBER  0-19162
                              ------------

                                  BW/IP, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                              __________________


                 DELAWARE                                        33-0270574
       ----------------------------                         -------------------
       (State or other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                        Identification No.)

          200 OCEANGATE BOULEVARD
                SUITE 900
          LONG BEACH, CALIFORNIA                                   90802
       ---------------------------------                    -------------------
    (Address of principal executive offices)                     (Zip Code)


        REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:    (310) 435-3700
                                                               --------------

                              __________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X    NO ___
                                          ----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     COMMON STOCK, $.01 PAR VALUE,
      OUTSTANDING AT JUNE 30, 1996                      24,275,000(SHARES)

                                  BW/IP, INC.
                                  -----------

                                     INDEX
                                     -----

- --------------------------------------------------------------------------------

                                                                     PAGE NUMBER
                                                                     -----------
PART I.  FINANCIAL INFORMATION

      Item 1.  Financial Statements

           Condensed Consolidated Balance Sheets -                           2-3
             June 30, 1996 (unaudited) and December 31, 1995

           Condensed Consolidated Statements of Income -
             Three and six months ended June 30, 1996 and
             June 30, 1995 (unaudited)                                         4

           Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 1996 and
             June 30, 1995 (unaudited)                                         5

           Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                       6


     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                           7-8


PART II.  OTHER INFORMATION

     Item 4.  Submission of Matters to a Vote of Security Holders              9

     Item 6.  Exhibits and Reports on Form 8-K                                10


SIGNATURES                                                                    11

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                         (Dollar amounts in thousands)

                         _____________________________

                                                                        June 30,   December 31,
                                                                         1996          1995
Assets                                                                -----------  ------------
- ------                                                                (Unaudited)

Current assets:
     Cash and cash equivalents                                          $  7,923       $  9,162
     Accounts and notes receivable (less allowance
       for doubtful accounts of $3,773 at June 30,
       1996 and $3,775 at December 31, 1995)                             109,537        110,215
     Inventories                                                          91,281         85,381
     Other current assets                                                 23,003         22,462
                                                                        --------       --------

             Total current assets                                        231,744        227,220

Property, plant and equipment, at cost
     (net of accumulated depreciation and amortization
     of $77,103 at June 30, 1996 and $73,291 at                          105,274        106,251
     December 31, 1995)

Goodwill (net of accumulated amortization
     of $8,768 at June 30, 1996 and $6,556                                51,307         53,835
     at December 31, 1995)

Other assets                                                              15,776         18,441
                                                                        --------       --------

             Total assets                                               $404,101       $405,747
                                                                        ========       ========

See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                         (Dollar amounts in thousands)

                       ________________________________

                                                     June 30,    December 31,
Liabilities and Stockholders' Equity                   1996          1995
- ------------------------------------                -----------  -------------
                                                    (Unaudited)

Current liabilities:
     Current maturities of long-term debt             $  8,428       $  8,836
     Accounts payable                                   33,650         42,955
     Other current liabilities                          55,235         58,655
                                                      --------       --------

          Total current liabilities                     97,313        110,446

Long-term debt                                          84,456         74,175
Other long-term liabilities                             41,786         41,652

Stockholders' equity:
     Preferred stock                                        --             --
     Common stock                                          245            245
     Paid-in capital                                    85,763         85,763
     Retained earnings                                  99,735         92,008
     Cumulative translation adjustment                  (4,584)         2,071
                                                      --------       --------
                                                       181,159        180,087

     Less common stock in treasury, at cost               (613)          (613)
                                                      --------       --------

          Total stockholders' equity                   180,546        179,474
                                                      --------       --------

          Total liabilities and stockholders' equity  $404,101       $405,747
                                                      ========       ========

See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                  Condensed Consolidated Statements of Income
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

                            _______________________

                                                         Three Months Ended          Six Months Ended
                                                        June 30,     June 30,     June 30,     June 30,
                                                          1996         1995         1996         1995
                                                       -----------  -----------  -----------  -----------
Net sales                                                 $119,764     $110,332     $241,702     $217,364
Cost of sales                                               72,929       66,159      148,089      130,631
                                                           -------      -------      -------      -------

  Gross profit                                              46,835       44,173       93,613       86,733

Selling, administrative and operating expenses              33,392       31,638       68,232       63,371
                                                          --------      -------      -------      -------

    Operating income                                        13,443       12,535       25,381       23,362

Interest expense, net                                        1,724        1,414        3,438        2,982
Other expenses                                                 248          320          522          429
                                                           -------      -------      -------      -------

    Income before taxes                                     11,471       10,801       21,421       19,951

Provision for income taxes                                   4,474        4,267        8,354        7,881
                                                          --------      -------     --------      -------

Net income                                               $   6,997    $   6,534    $  13,067    $  12,070
                                                          ========     ========     ========     ========

Net income per share                                     $     .29    $     .27    $     .54    $     .50
                                                          ========     ========     ========     ========

Dividends declared per share                             $     .11    $     .11    $     .22    $     .21
                                                          ========     ========     ========     ========
Weighted average number of shares outstanding           24,275,000   24,275,000   24,275,000   24,275,000
                                                       ===========  ===========  ===========  ===========

See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (Unaudited)

                             _____________________

                                                                   Six Months Ended
                                                              June 30,         June 30,
                                                                1996             1995
                                                              ---------        ---------
Cash flows from operating activities                           $ 2,336         $ 12,830
                                                                ------          -------
Cash flows from investing activities:
    Capital expenditures                                        (7,070)          (9,822)
    Expenditures for acquisitions                                   --           (8,601)
    Proceeds from disposition of property and equipment            365            1,205
                                                               -------         --------

      Net cash used in investing activities                     (6,705)         (17,218)
                                                               -------         --------

Cash flows from financing activities:
    Net borrowings under credit agreements                      18,500           17,000
    Payment of senior notes                                     (8,333)          (8,333)
    Dividends paid                                              (5,341)          (4,855)
    Other                                                           --             (820)
                                                               -------         --------

      Net cash from financing activities                         4,826            2,992
                                                               -------         --------

Effect of exchange rate changes on cash                         (1,696)            (289)
                                                               -------         --------

Net decrease in cash and cash equivalents                       (1,239)          (1,685)

Cash and cash equivalents at beginning of period                 9,162            9,152
                                                               -------         --------

Cash and cash equivalents at end of period                     $ 7,923         $  7,467
                                                                ======          =======

See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
             Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

1.   Basis of Presentation
     ---------------------

     The accompanying condensed consolidated balance sheet as of June 30, 1996 and the related condensed consolidated statements of income for the three and six months, and cash flows for the six months ended June 30, 1996 and 1995 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

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

2.   Inventories
     -----------

     Inventories consist of the following (amounts in thousands):

                                     June 30,        December 31,
                                       1996              1995
                                     ---------       -------------
     Finished parts                   $48,813           $47,985
     Work in process                   38,616            34,054
     Raw materials and supplies        11,141            10,595
                                      -------           -------
                                       98,570            92,634
     Less progress billings            (7,289)           (7,253)
                                      -------           -------

                Net inventories       $91,281           $85,381
                                      =======           =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 Compared To Three Months Ended June 30, 1995

Net sales of $119.8 million for the three months ended June 30, 1996 were $9.4 million or 9% higher than the corresponding period in 1995. Gross profit margin for the three months ended June 30, 1996 decreased to approximately 39% from 40% in the corresponding period in 1995 due primarily to a decline in higher margin aftermarket sales as a percentage of total sales to 62% in the second quarter of 1996 from 65% in the second quarter of 1995. In addition, gross profit margins continue to be negatively impacted by pricing pressures in the original equipment (OE) sector. By geographic region, net sales increased in the second quarter of 1996 as compared with 1995 in the United States, Mexico and the Pacific Rim, offset by a slight decrease in Europe. The Company's results of operations during the quarter were negatively impacted by approximately $1.0 million due to the dollar's strengthening against most European currencies and the Japanese yen, locations where the Company has significant investment.

Selling, administrative and operating expenses expressed as a percentage of net sales were approximately 28% for the three months ended June 30, 1996, down slightly from the corresponding period in 1995 primarily due to the higher sales volume and cost reduction measures.

Operating income for the three months ended June 30, 1996 was $13.4 million, an increase of $0.9 million, or 7% from the comparable period in 1995. The increase in operating income reflects the increase in total sales offset by mix changes and OE pricing pressures.

Activity under the Company's restructuring plan during the three months ended June 30, 1996 is summarized as follows (amounts in thousands):

                                                           Machinery
                                                           relocation,             Asset disposal and
                                      Personnel        installation, and              organizational
                                         costs            related costs             realignment costs        Total
===================================================================================================================
Balance, March 31, 1996               $3,655                $2,186                        $872              $6,713

Cash expenditures                        353                   641                         158               1,152

Losses on asset disposals                 --                    --                         131                 131
===================================================================================================================

Balance, June 30, 1996                $3,302                $1,545                        $583              $5,430
===================================================================================================================

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net sales of $241.7 million for the six months ended June 30, 1996 were $24.3 million or 11% higher than the corresponding period in 1995. Gross profit margin for the six months ended June 30, 1996 declined to approximately 39% from 40% in the corresponding period of 1995 primarily due to a decrease in aftermarket sales as a percentage of sales to 60% in the first half of 1996 from 63% in the first half of 1995. In addition, the gross profit margin continues to be negatively impacted by pricing pressures in the OE sector. By geographic region, net sales were up during the six months ended June 30, 1996 as compared with 1995 in the United States, Europe, Pacific Rim and Mexico.

Selling, administrative and operating expenses as a percentage of sales for the six months ended June 30, 1996 decreased to approximately 28% compared to approximately 29% in the corresponding period in 1995 primarily due to increased sales volume and cost reduction measures.

Operating income for the six months ended June 30, 1996 was $25.4 million, an increase of $2.0 million, or 9% from the comparable period in 1995. The increase in operating income reflects the increased sales volume.

The Company's effective tax rate decreased to 39.0% for the six months ended June 30, 1996 from 39.5% in the corresponding period in 1995.

Order input for the six months ended June 30, 1996 was $273.0 million compared with $238.1 million for the corresponding period in 1995. The increase in input is primarily due to higher OE bookings. Backlog at June 30, 1996 was $178.7 million compared to $175.6 million at June 30, 1995.

The Company conducts substantial business activities in the Middle East, including Iran. This region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs and import, export, exchange and tax controls.

LIQUIDITY AND CAPITAL RESOURCES

During the six month period ended June 30, 1996 the Company generated $2.3 million in net funds from operating activities, as compared to the first half of 1995 during which the company generated $12.8 million of net funds from operating activities. The $10.5 million reduction in cash flow generated from operating activities was driven primarily by positive collections in the first half of 1995. Similar accounts receivable reductions did not occur in the first half of 1996 due to the high level of second quarter shipments not yet collected at June 30, 1996.

At June 30, 1996 the Company had outstanding under its credit facilities totaling $67.9 million and letters of credit totaling $11.4 million, and there was $37.5 million available for borrowing thereunder. As of June 30, 1996 the Company has outstanding $22.2 million of obligations relating to performance bonds.

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

     (a) The Annual Meeting of Stockholders of BW/IP, Inc. was held on May 14, 1996.

     (c)   The following proposals were submitted to a vote of the stockholders:

           (i) A proposal to approve the re-election of eight Directors to the Board of Directors, in each case for a term of one year, was approved as follows with respect to each nominee for office:

                                       Votes Cast       Votes    Abstentions and
              Nominee                     For         Withheld   Broker non-votes
              ======================================================================
              Peter C. Valli          20,702,717        62,198            None
              James J. Gavin, Jr.     20,702,717        62,198            None
              George D. Leal          20,703,017        61,198            None
              H. Jack Meany           20,702,717        62,198            None
              James S. Pignatelli     20,703,017        61,898            None
              Bernard G. Rethore      20,703,017        61,898            None
              James O. Rollans        20,666,317        98,598            None
              William C. Rusnack      20,703,017        61,898            None

           (ii) A proposal to adopt the BW/IP, Inc. 1996 Long-Term Incentive Plan was approved, with 17,723,361 votes cast for the proposal, 494,371 votes cast against the proposal and an aggregate of 1,627,415 abstentions and broker non-votes.

           (iii) A proposal to adopt the BW/IP, Inc. 1996 Directors Stock and Deferred Compensation Plan was approved with 18,936,059 votes cast for the proposal, 60,711 votes cast against the proposal and an aggregate of 942,855 abstentions and broker non-votes.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Exhibit - 27.  Financial Data Schedule.

     (b) There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 BW/IP, INC.
                                          -------------------------------------
                                                (Registrant)



Date:  August 14, 1996                    By:    /s/ E. P. Cross
       -----------------                     ----------------------------------
                                             E. P. Cross
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer)


Date:  August 14, 1996                    By:    /s/ C. F. Cargile
       -----------------                     ----------------------------------
                                             C. F. Cargile
                                             Director, Corporate Accounting