Form 10-Q
period 1996-09-30
BWIP INC
filed 1996-11-14
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               __________________

                                   FORM 10-Q


(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED      SEPTEMBER 30, 1996
                                         ------------------

                                        OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     COMMISSION FILE NUMBER      0-19162
                                 -------

                                  BW/IP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                              __________________


                 DELAWARE                              33-0270574
                 --------                              ----------
      (State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)              Identification No.)

       200 OCEANGATE BOULEVARD
              SUITE 900
        LONG BEACH, CALIFORNIA                            90802
        ------------------------                          -----
(Address of principal executive offices)                (Zip Code)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (310) 435-3700
                                                      --------------

                               __________________

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING
REQUIREMENTS FOR THE PAST 90 DAYS.   YES   X    NO
                                          ---     ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

     COMMON STOCK, $.01 PAR VALUE,            24,275,000
      OUTSTANDING AT SEPTEMBER 30, 1996        (SHARES)

                                  BW/IP, INC.
                                  -----------

                                     INDEX
                                     -----
================================================================================

                                                                     PAGE NUMBER
                                                                     -----------
PART I.   FINANCIAL INFORMATION

     Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
             September 30, 1996 (unaudited) and December 31, 1995      2-3

          Condensed Consolidated Statements of Income -
             Three and nine months ended September 30, 1996 and
             September 30, 1995 (unaudited)                              4

          Condensed Consolidated Statements of Cash Flows -
             Nine months ended September 30, 1996 and
             September 30, 1995 (unaudited)                              5

          Notes to Condensed Consolidated Financial Statements
             (unaudited)                                                 6

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       7-8

PART II.  OTHER INFORMATION

     Item 6. Exhibits and Reports on Form 8-K                            9

SIGNATURES                                                              10

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                         (Dollar amounts in thousands)

                         =============================

                                                September 30,    December 31,
                                                    1996             1995
                                                ------------     ------------
                                                 (Unaudited)
Assets
------

Current assets:
  Cash and cash equivalents                       $ 13,180         $  9,162
  Accounts and notes receivable (less
   allowance for doubtful accounts of $3,603
   at September 30, 1996 and $3,775 at
   December 31, 1995)                              107,738          110,215
  Inventories                                       87,993           85,381
  Other current assets                              19,953           22,462
                                                  --------         --------

     Total current assets                          228,864          227,220


Property, plant and equipment, at cost
  (net of accumulated depreciation and
  amortization of $80,236 at September 30,
  1996 and $73,291 at December 31, 1995)           105,586          106,251

Goodwill (net of accumulated amortization
  of $8,060 at September 30, 1996 and $6,556
  at December 31, 1995)                             50,921           53,835

Other assets                                        14,637           18,441
                                                  --------         --------

     Total assets                                 $400,008         $405,747
                                                  ========         ========


See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                     Condensed Consolidated Balance Sheets
                         (Dollar amounts in thousands)
                     -------------------------------------

                                                September 30,    December 31,
                                                    1996             1995
                                                ------------     ------------
                                                 (Unaudited)
Liabilities and Stockholders' Equity
------------------------------------

Current liabilities:

  Current maturities of long-term debt          $      9,517     $      8,836
  Accounts payable                                    30,615           42,955
  Other current liabilities                           49,616           58,655
                                                ------------     ------------

     Total current liabilities                        89,748          110,446

Long-term debt                                        83,233           74,175
Other long-term liabilities                           42,577           41,652

Stockholders' equity:
  Preferred stock                                        --               --
  Common stock                                           245              245
  Paid-in capital                                     85,763           85,763
  Retained earnings                                  103,737           92,008
  Cummulative translation adjustment                  (4,682)           2,071
                                                ------------     ------------
                                                     185,063          180,087

  Less common stock in treasury, at cost                (613)            (613)
                                                ------------     ------------

     Total stockholders' equity                      184,450          179,474
                                                ------------     ------------

     Total liabilities and stockholders' equity $    400,008     $    405,747
                                                ============     ============

See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                  Condensed Consolidated Statements of Income
             (Dollar amounts in thousands, except per share data)
                                  (Unaudited)

                         =============================

                                                         Three Months Ended              Nine Months Ended
                                                       Sept. 30,      Sept. 30,        Sept. 30,      Sept. 30,
                                                          1996           1995             1996           1995
                                                     ------------    ------------     -----------     -----------
Net sales                                             $   120,854     $   110,144     $   362,556     $   327,508
Cost of sales                                              76,171          65,208         224,260         195,839
                                                      -----------     -----------     -----------     -----------

    Gross profit                                           44,683          44,936         138,296         131,669

Selling, administrative and operating expenses             32,669          32,424         100,901          95,795
                                                      -----------     -----------     -----------     -----------

    Operating income                                       12,014          12,512          37,395          35,874

Interest expense, net                                       1,780           1,729           5,218           4,711
Other expenses                                                321             671             843           1,100
                                                      -----------     -----------     -----------     -----------

       Income before income taxes                           9,913          10,112          31,334          30,063

Provision for income taxes                                  3,240           3,844          11,594          11,725
                                                      -----------     -----------     -----------     -----------

Net income                                            $     6,673     $     6,268     $    19,740     $    18,338
                                                      ===========     ===========     ===========     ===========

    Net income per share                              $      0.27     $      0.26     $      0.81     $      0.76
                                                      ===========     ===========     ===========     ===========

Dividends declared per share                          $      0.11     $      0.11     $      0.33     $      0.32
                                                      ===========     ===========     ===========     ===========

Weighted average number of shares outstanding          24,275,000      24,275,000      24,275,000      24,275,000
                                                      ===========     ===========     ===========     ===========

See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
                Condensed Consolidated Statements of Cash Flows
                         (Dollar amounts in thousands)
                                  (Unaudited)

                         =============================

                                                      Nine Months Ended
                                                September 30,    September 30,
                                                    1996             1995
                                                ------------     ------------
Cash flows from operating activities              $ 16,124         $ 17,757

Cash flows (used in) from investing
 activities:
    Capital expenditures                           (11,948)         (15,386)
    Expenditures for acquisition                         -           (9,306)
    Proceeds from disposition of property
     and equipment                                     390            1,149
                                                  --------         --------

       Net cash (used in) investing activities     (11,558)         (23,543)

Cash flows from (used in) financing activities:
    Net borrowings under credit agreements          17,500           20,000
    Payment of senior notes                         (8,333)          (8,333)
    Dividends paid                                  (8,011)          (7,525)
    Other                                                -           (2,211)
                                                  --------         --------

       Net cash from financing activities            1,156            1,931

Effect of exchange rate changes on cash             (1,704)             197

Net increase (decrease) in cash and cash
 equivalents                                         4,018           (3,658)
Cash and cash equivalents at beginning of
 period                                              9,162            9,152
                                                  --------         --------
Cash and cash equivalents at end of period        $ 13,180         $  5,494
                                                  ========         ========

Supplemental cash flow disclosures:
    Interest paid                                 $  4,984         $  4,439
    Income taxes paid                                8,785            7,002

See accompanying notes to condensed consolidated financial statements.

                                  BW/IP, INC.
              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)

  1.   Basis of Presentation
       ---------------------

       The accompanying condensed consolidated balance sheet as of September 30, 1996 and the related condensed consolidated statements of income for the three and nine months, and of cash flows for the nine months, ended September 30, 1996 and 1995 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

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

  2.   Inventories
       -----------

       Inventories consist of the following (amounts in thousands):

                                             September 30,    December 31,
                                                  1996            1995
                                             --------------   -------------
Finished parts                                 $48,849          $47,985
Work in process                                 34,724           34,054
Raw materials and supplies                       9,482           10,595
                                               -------          -------
                                                93,055           92,634
Less progress billings                          (5,062)          (7,253)
                                               -------          -------

 Net inventories                               $87,993          $85,381
                                               =======          =======

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  RESULTS OF OPERATIONS

  Three Months Ended September 30, 1996 Compared To Three Months Ended September 30, 1995

  Net sales of $120.9 million for the three months ended September 30, 1996 were
  $10.8 million or 9.8% higher than the corresponding period in 1995.   The
  increase in sales reflects an increase in original equipment (OE) sales of $15.2 million offset by a decrease in aftermarket sales of $4.4 million. The decrease in aftermarket sales as a percentage of sales to 54.8% in 1996 from 64.0% in 1995 contributed to a decrease in gross profit margin from 40.8% to 37.0%. By geographic region, net sales were up in the third quarter of 1996 as compared with 1995 in all major worldwide locations.

  Selling, administrative and operating expenses as a percentage of net sales were 27.0% for the three months ended September 30, 1996, down from 29.4% in the corresponding period in 1995. The decrease was primarily due to the higher sales volume and cost reduction measures.

  Operating income for the three months ended September 30, 1996 was $12.0 million, a decrease of $.5 million, or 4.0% from the comparable period in 1995. Operating income margin decreased from 11.4% for the third quarter of 1995 to 9.9% for the third quarter of 1996 primarily due to lower gross profit margin caused by the shift in product mix to original equipment sales.

  The Company's 1996 year-to-date effective tax rate decreased to 37.0% from 39.0% during the third quarter. This adjustment in the third quarter was approximately $.02 per share. The reduction resulted from lower domestic taxes as well as a favorable mix of foreign earnings.

  Activity under the Company's restructuring plan during the three months ended September 30, 1996 is summarized as follows (amounts in thousands):

                                                           Machinery
                                                          relocation,                Asset disposal and
                                 Personnel              installation, and              organizational
                                   costs                  related costs              realignment costs          Total
======================================================================================================================
Balance, June 30, 1996            $3,302                     $1,545                         $583               $5,430

Cash expenditures                  2,013                        547                           14                2,574
======================================================================================================================

Balance, September 30, 1996       $1,289                     $  998                         $569               $2,856
======================================================================================================================

  Nine Months Ended September 30, 1996 Compared to Nine Months Ended September 30, 1995

  Net sales of $362.6 million for the nine months ended September 30, 1996 were $35.0 million or 10.7% higher than the corresponding period in 1995. The increase in sales reflects an increase in OE sales of approximately $28.6 million and an increase in aftermarket sales of approximately $6.4 million. The decrease in aftermarket sales as a percentage of sales to 58.9% in the first three quarters of 1996 from 63.2% in 1995 contributed to a decrease in gross profit margin percentage from 40.2% for the nine months ended September 30, 1995 to 38.1% for the corresponding period in 1996.

  Selling, administrative and operating expenses as a percentage of sales for the nine months ended September 30, 1996 were 27.8%, down from 29.2% during the same period in 1995 due to increased sales volume and cost reduction measures.

  Operating income for the nine months ended September 30, 1996 was $37.4 million, an increase of $1.5 million, or 4.2% from the comparable period in 1995. The increase in operating income reflects the increased sales volume. Operating income as a percent of sales decreased to 10.3% for the first nine months of 1996 as compared to 11.0% for the corresponding period of 1995. The reduction resulted from the higher mix of lower profit original equipment sales offset somewhat by the lower selling, administrative and operating expense as a percentage of sales.

  The Company's effective tax rate decreased to 37.0% for the nine months ended September 30, 1996 from 39.0% in the corresponding period in 1995. The decrease in the consolidated tax rate reflects lower domestic taxes as well as a favorable mix of foreign earnings.

  Order input for the nine months ended September 30, 1996 was $392.3 million compared with $351.5 million for the corresponding period in 1995, an 11.6% increase. The increase was driven primarily by OE bookings which increased 26.8% while aftermarket bookings increased 2.5%. Backlog at September 30, 1996 was $172.0 million compared to $172.2 million at September 30, 1995.

  The Company conducts substantial business activities in the Middle East, including Iran. This region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs and imports, export, exchange and tax controls.

  LIQUIDITY AND CAPITAL RESOURCES

  During the nine month period ended September 30, 1996, the Company generated $16.1 million in net funds from operating activities, as compared to the first nine months of 1995 during which the company generated $17.8 million of net funds from operating activities. Operating cash flow for the first nine months of 1996 compared to the first nine months of 1995 reflects a negative impact of higher taxes paid.

  At September 30, 1996, the Company had outstanding under its credit facilities borrowings totaling $92.7 million and letters of credit totaling $10.6 million, and there was $38.1 million available for borrowing thereunder. As of September 30, 1996, the Company has outstanding $18.0 million of obligations relating to performance bonds.

  Interest on the Company's outstanding senior notes is fixed at 7.92%.
  However, all of the Company's borrowings under its other credit facilities are currently at floating interest rates. Interest costs are therefore subject to significant changes depending upon the movement of short-term interest rates.

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits


           Exhibit No.         Description
           ----------          -----------
                3              Bylaws of BW/IP, Inc. as amended and restated on
                               May 14, 1996

                27             Financial data schedule

       (b) There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                                   SIGNATURES
                                   ----------

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           BW/IP, INC.
                                         ---------------------------------
                                           (Registrant)



  Date:  November 14, 1996               By: /s/ E. P. CROSS
         -----------------                   ---------------
                                             E. P. Cross
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Duly Authorized Officer)


  Date:  November 14, 1996               By: /s/ C. F. CARGILE
         -----------------                   -----------------
                                             C. F. Cargile
                                             (Director, Corporate Accounting)