Form 10-K
period 1996-12-31
BWIP INC
filed 1997-03-31
CIK 817637

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

     [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996
                                       OR
     [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934

                        Commission file number   1-11897
                                                 -------

                                  BW/IP, INC.
             (Exact name of registrant as specified in its charter)

               DELAWARE                                        33-027054
----------------------------------------                -----------------------
    (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                        Identification No.)

        200 OCEANGATE BOULEVARD
               SUITE 900
        LONG BEACH, CALIFORNIA                                   90802
----------------------------------------                ------------------------
(Address of principal executive offices)                       (Zip Code)

    Registrant's telephone number, including area code:    (562) 435-3700
                                                           --------------
          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                               NAME OF EACH EXCHANGE ON
          TITLE OF EACH CLASS                      WHICH REGISTERED
          -------------------                      ----------------
     COMMON STOCK, $.01 PAR VALUE              NEW YORK STOCK EXCHANGE

       SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT: NONE

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the Common Stock held by non-affiliates of the registrant as of March 7, 1997 (based on the closing sale price as reported on the New York Stock Exchange on such date) was approximately $372 million.

The number of shares outstanding of the registrant's Common Stock as of March 7, 1997: 24,275,000 shares

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Company's Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 6, 1997, are incorporated by reference into Part III of this Form 10-K.

Portions of the Company's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference into Parts I, II and IV of this Form 10-K.

===============================================================================

                                     PART I
ITEM 1.   BUSINESS
-------   --------

BW/IP, Inc. ("BW/IP") was incorporated in Delaware on March 12, 1987 to acquire from Borg-Warner Corporation ("Borg-Warner") BW/IP International, Inc. ("International"), International's foreign marketing affiliates and certain related assets in The Netherlands and other overseas locations (the "Acquisition"). All of BW/IP's operations are conducted through International and International's subsidiaries (BW/IP, International and its consolidated subsidiaries are together referred to as the "Company"). Prior to the Acquisition, Borg-Warner had operated certain of the International businesses for over 30 years. In the course of an initial public offering in May 1991 and a number of secondary offerings thereafter, a majority of the shares of the Company's Common Stock were sold to the public.

The Company is a worldwide supplier of advanced technology fluid transfer and control equipment, systems and services. Its principal products are pumps, mechanical seals and valves. The Company designs, manufactures, distributes and services throughout the world both highly engineered and standard centrifugal pumps primarily for use in the power and petroleum industries, mechanical seals and seal support systems primarily for use in the petroleum and chemical industries and valves for use in the power, process and marine industries. The Company has manufacturing facilities in seven countries and service centers in 20 countries.

The Company operates in one business segment. For certain financial information by geographic location see Note 10 to Consolidated Financial Statements on page 32 of the 1996 Annual Report to Stockholders which page is incorporated by reference in this Form 10-K.


MARKETS SERVED

Sales of the Company's pumps, seals and valves are primarily made to the petroleum, power and (to a lesser extent) chemical markets. Approximately 72% of the Company's 1996 net sales were to the petroleum and power markets worldwide.

The principal segments of the petroleum industry that the Company serves are refineries and pipelines. In addition to the U.S. market, which in 1996 accounted for approximately 50% of the Company's net sales to the petroleum industry, the Company serves the petroleum industry in Europe, Africa, Asia, South America, Canada, Mexico and the Middle East.

Sales to worldwide power markets include both nuclear and fossil fuel powered generating utilities. The majority of the Company's sales in the nuclear power market are in the United States and Japan, where the Company's large installed base of equipment provides a continuing market for products and services to ensure safety and reliability, a major customer concern. A significant characteristic of the nuclear market worldwide is the stringent requirements that must be met in order to sell products to nuclear power plants. For example, the Company maintains a Nuclear Stamp ("N Stamp") from the American Society of Mechanical Engineers, which is required for qualification to supply certain kinds of products to the U.S. nuclear industry. The Company must comply with significant requirements (including triennial audits) in order to maintain its N Stamp. Sales to the nuclear power industry relate primarily to aftermarket products and services and comprised approximately 11% of the Company's 1996 sales.

The Company could face liability in excess of its own commercial or government provided insurance if any of its products were found to contribute to an accident at a nuclear power facility or at other industrial facilities. The Company does not maintain nuclear liability insurance for the United States or Canada, but maintains an aggregate of $15 million in nuclear liability insurance for all other countries. The Federal Price-Anderson Act of 1954 provides U.S. nuclear utilities with a system of no-fault insurance coverage up to $7 billion for third party losses or damages resulting from a nuclear incident. Canada's Nuclear Liability Act provides for a system of insurance coverage that generally makes the operator of a nuclear installation absolutely liable for third party claims arising as a result of a nuclear incident, up to a maximum liability of Can.$75 million. No assurance can be given that the Company's insurance coverages will be adequate in the event of a major nuclear incident.

Most of the non-nuclear power sales are to utilities in the United States, Mexico, Canada, Europe and Asia/Pacific.

The Company also serves agricultural, municipal water, chemical, pulp and paper, mineral and ore processing and other general industry markets.


PRODUCTS AND SERVICES

The Company designs, manufactures, distributes and services centrifugal pumps, submersible electric motors and pumps, mechanical seals, mechanical seal support systems and valves. Pump products and services (including valves) accounted for approximately 69%, 66% and 71% of the Company's 1996, 1995 and 1994 net sales, respectively, and seal products and services accounted for approximately 31%, 34% and 29% of net sales, respectively, for such periods.

While the Company produces standard products, its technical focus and expertise is in engineered products for severe service applications where a specialized product is required for extreme temperatures, high horsepower, high speed or high pressure. Compared to standard products, the Company's specialty products are usually capable of higher performance, are more differentiated from each other and have greater engineering content. Because of unique designs and high engineering content, the Company's customers for specialized products tend to purchase more aftermarket services than customers for the Company's standard products. Recently the Company expanded its engineered products lines through two acquisitions. In December 1996 the Company acquired the assets of Anchor/Darling Valve Company ("Anchor/Darling"), a manufacturer of high-specification, custom engineered valves, and in January 1997 the Company acquired the engineered pump business of Stork Pompen B.V. ("Stork Pompen"), a manufacturer of centrifugal pumps for the petroleum and municipal water industries.

Pump Products.  Pump products for the power generating industry include a
-------------
variety of pumps used in both nuclear and fossil fuel utilities to generate steam. Products for the nuclear power generating industry include reactor coolant pumps, horizontal multi-stage pumps for steam generators, and vertical circulating pumps. Products for the fossil fuel power generation industry are horizontal double case pumps for high pressure boiler feed, horizontal multi-stage pumps for low pressure boiler feed, vertical double case pumps and vertical circulating pumps.

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

Seal Products.  The mechanical seal is critical to the smooth operation of
-------------
centrifugal pumps, compressors and mixers because mechanical seals control leakage between a rotating shaft and a stationary casing and in doing so, reduce shaft wear on pumps, compressors and mixers used in many industries. The need to reduce or eliminate the leakage of liquids and gases due to increasingly stringent environmental regulations and safety concerns has expanded the market for mechanical seals. The Company's seals are used on a wide variety of pumps, mixers, compressors, steam turbines and specialty equipment, principally in the oil refining and chemical processing industries. The Company also manufactures a dry gas seal used in gas transmission and oil and gas production markets.

Valve Products.  The Company offers a complete line of gate, globe and check
--------------
valves (including valve actuators) for the nuclear power market. Through the Anchor/Darling acquisition the Company broadened its valve product line to serve both nuclear and non-nuclear customers in the power, process and marine industries.

Aftermarket Products.  Aftermarket products and services for pumps, mechanical
--------------------
seals and valves include supplying parts, making repairs, and providing a variety of technical services for maintenance life extension, retrofitting and upgrading of customer equipment. For example, the Company repairs pumps and seals to acceptable operating condition, provides field diagnostic analysis and in-place machinery repair and remanufactures pumps to restore them to their original or upgraded condition.


WORLDWIDE FACILITIES AND DISTRIBUTION

The Company is engaged in the design, manufacture, distribution and service of its products throughout the world. Pumps or pump components are produced in plant facilities in the United States (two in California, one in Oklahoma, two in New Mexico), The Netherlands (one in Etten-Leur, one in Hengelo), Mexico, Argentina and Belgium. Seals are produced in facilities in the United States, The Netherlands, Germany, Mexico, Argentina and Japan. Valves are produced in plant facilities in the United States.

In 1995, a new large-component facility in New Mexico was completed and, in conjunction with the Company's existing small-component facility, provides a significant portion of pump components previously manufactured at the Company's integrated U.S. pump plants. These U.S. plants now focus on the engineering, assembly and testing of pumps. The two specialized component manufacturing facilities also supply components to other Company plants outside of the U.S. on an economically selective basis. The construction of the large-component facility was an important element of the Company's restructuring program which is described in more detail in Management's Discussion and Analysis and in Note 3 to Consolidated Financial Statements starting respectively on page 12 and page 22 of the 1996 Annual Report to Stockholders.

In 1996, nearly 42% of the Company's products manufactured in the United States, measured by gross sales (which include intercompany sales), were shipped to international markets. Pump manufacturing facilities in The Netherlands and Belgium and seal manufacturing facilities in The Netherlands and Germany are the primary source of pumps and seals sold in Europe, Africa and the Middle East. The Argentine facility provides products primarily for Argentine customers as well as customers in other South American countries, while the Japanese plant provides products for Japan and parts of Southeast Asia.

The acquisition of Stork Pompen is expected to provide the Company greater access to pump markets in Europe, Asia, the Pacific Rim and South America. In addition to its own operations, the Company is a party to numerous license agreements and joint ventures for the manufacture and/or service of pump and seal products.

The Company's Mexican operation, which has approximately 280 employees, manufactures pumps and mechanical seals. Its principal customers in Mexico are Petroleos Mexicanos (the state-owned oil company) and Comision Federal de Electricidad (the national electric power company). The Company's large vertical circulating pumps manufactured in Mexico are distributed worldwide.

The Company's worldwide pump, seal and valve sales forces sell its products directly to end-users and engineering and construction firms. The Company's worldwide pump sales organization sells to petroleum, power and general industry customers within regional territories. A portion of the Company's seal products are sold directly to original equipment ("OE") manufacturers, for either pumps, compressors, mixers or other rotating equipment requiring sealing.
Distributors, dealers, commissioned representatives and sales agents are used to a lesser extent in the distribution and sale of the products.

The Company has sales offices in most European countries and has independent representatives to support foreign sales efforts where the Company does not maintain a presence. Of the Company's 52 service facilities, 30 are located outside the United States in Argentina, Belgium, Canada, France, Germany, Indonesia, Italy, Japan, Malaysia, Mexico, The Netherlands, Saudi Arabia, Singapore, Spain, Switzerland, Thailand, United Arab Emirates, United Kingdom and Venezuela. An agent of the Company operates one service facility in Saudi Arabia.


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

Competition occurs on the basis of price, technical expertise, delivery, previous installation history and reputation for quality. Delivery speed and the proximity of service centers are particularly important with respect to aftermarket products and services. The Company's customers, especially for pumps, are more likely to rely on the Company for aftermarket products and services relating to more highly engineered and customized products than for standard products. Price competition tends to be more significant for OE than aftermarket services and has been increasingly important with ongoing over capacity in the Company's pump and seal markets.

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

Until 1995 the Company was the only corporation among its global competitors which manufactured and distributed both pumps and mechanical seals. Since then a domestic pump and competing domestic seal company have merged, and another domestic pump company formed a global alliance with another competing seal company. So far the Company does not believe these events have any significant impact on its business.

In the aftermarket portion of its pump and seal business, the Company competes against both large and well-established national or global competitors and, in some markets, against smaller regional and local companies, as well as the in-house maintenance departments of the Company's end-user customers. In the petroleum industry the competitors for aftermarket services tend to be the customers themselves because of their sophisticated in-house capabilities, whereas in other industries, except the nuclear power industry, the competitors for aftermarket services tend to be low cost replicators of spare parts and local repair shops for the Company's products. In the sale of aftermarket products and services the Company enjoys the benefit of a large installed base of pumps and mechanical seals which require maintenance, repair and replacement parts. The Company has certain competitive advantages in the nuclear power industry because it has obtained and maintained the N Stamp that is required to service customers in that industry, and because the Company has a considerable base of proprietary knowledge.


CUSTOMERS

The Company sells to a wide variety of customers. No individual customer accounted for more than 2% of the Company's 1996 net sales and the Company's ten largest customers represented approximately 10% of the Company's net sales in 1996.


BACKLOG

The Company's backlog of firm unfilled orders totaled approximately $175.2 million as of December 31, 1996, compared with approximately $148.2 million as of December 31, 1995. The year-end backlog at December 31, 1996, is comprised of 28% aftermarket parts and services compared with 31% for the prior year. The Company estimates approximately 90% of the December 31, 1996, backlog will be shipped by December 31, 1997.


RISKS OF INTERNATIONAL BUSINESS

The Company's activities are subject to the customary risks of operating in an international environment, such as unstable political situations, local laws, the potential imposition of trade restrictions or tariff increases and currency fluctuations. Historically, U.S. dollar currency fluctuations have not significantly affected export orders from either the United States or any foreign Company location. The risk of currency fluctuations is mitigated by the fact that most of the Company's foreign business transactions are conducted in the local currency. To minimize the impact of foreign exchange rate movements on its operating results, the Company enters into forward exchange contracts to hedge specific foreign currency denominated transactions. Given the nature of its business, the Company's financial results are subject to fluctuations in foreign currency rates against the U.S. dollar within the countries where it operates. See Note 1 to Consolidated Financial Statements on pages 20 and 21 of the 1996 Annual Report to Stockholders, which are incorporated by reference in this Form 10-K. The Company conducts substantial business activities in the

Middle East and is a leading supplier of pump and seal products to Saudi Arabia and Iran. The Middle East region is subject to additional risks such as changes in governmental policies, political risk, wars, transportation delays, tariffs, and import, export, exchange and tax controls.


RESEARCH AND DEVELOPMENT

The Company conducts research and development at its own facilities in various locations. In 1996, 1995, and 1994, the Company spent approximately $6.0 million, $6.6 million, and $5.3 million, respectively, on Company-sponsored research and development.

Management believes current expenditures are adequate to sustain ongoing research and development activities. The Company's research and development group consists of engineers involved in new product development as well as the support and improvement of existing products. Additionally, the Company sponsors consortium programs for research with various universities and conducts limited development work jointly with certain of its vendors, licensees and customers.


INTELLECTUAL PROPERTY

Most of the intangible property that the Company uses in its business, including technology, licenses, patents, copyrights, trademarks and trade names, was acquired in connection with the Acquisition. The Company considers its trademarks Byron Jackson(R), United Centrifugal(R), Byron Jackson/United /TM/, BW Seals(R), GASPAC(R), Pacific Wietz /TM/, Five Star Seal(R) and Wilson-Snyder(R) to be important to its business. The patents underlying much of the technology for the Company's products have been in the public domain for many years. Surviving patents are not considered, either individually or in the aggregate, material to the Company's business. However, the Company's pool of proprietary information, consisting of know-how and trade secrets relating to the design, manufacture and operation of its products and their use, is considered particularly important and valuable. Accordingly the Company actively protects such proprietary information.


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

EMPLOYEES AND LABOR RELATIONS

The Company and its subsidiaries employ approximately 3,300 persons of whom approximately 50% work in the United States. The Company's hourly employees at its three principal U.S. pump manufacturing plants in Los Angeles, San Jose and Tulsa and at its valve manufacturing plant in Williamsport, Pennsylvania are unionized. The Company's U.S. operations have been conducted without a work stoppage since 1978. The Company's operations in Mexico, The Netherlands, Germany and Belgium are unionized. Unions represent approximately 24% of the Company's worldwide work force. The Company believes employee relations throughout its operations are satisfactory.


ENVIRONMENTAL REGULATIONS AND PROCEEDINGS

The Company is subject to environmental laws and regulations in all jurisdictions in which it has operating facilities and periodically makes capital expenditures for pollution abatement and control to meet environmental requirements. In connection with the Acquisition, Borg-Warner agreed to bring certain environmental matters into compliance with applicable regulations, including matters at the Temecula, California facility. In addition, under the Federal Comprehensive Environmental Response, Compensation and Liability Act of 1980, the Company was named a potentially responsible party ("PRP") at the Operating Industries, Inc. Superfund Site (Monterey Park, California) ("Operating Industries") and the Stringfellow Acid Pits Superfund Site (Glen Avon, California) ("Stringfellow") due to waste materials from the Company's plants having been disposed of at these sites. These sites have been administered by the U.S. Environmental Protection Agency. Borg-Warner is contractually obligated by the agreements relating to the Acquisition to indemnify the Company in the event it is held liable as a PRP at the Operating Industries and Stringfellow sites. Borg-Warner has undertaken the active defense or representation of the Company in the legal and administrative proceedings related to the Operating Industries and Stringfellow matters, and has paid amounts as they have become due in connection therewith.

As a result of pre-existing contamination found at its property in San Jose, California, the Company is in the process of performing remediation work on the site. The Company has established an allowance for certain remediation and other anticipated costs and initiated legal action against the prior owner for indemnification of past and anticipated future expenses. Pursuant to the terms of a purchase and sale agreement, the prior owner of the Company's Williamsport, Pennsylvania facility is obligated to perform remediation, if required, for contamination existing at the time the Company acquired the property.

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

ITEM 2.   PROPERTIES
-------   ----------

The following tables set forth certain information relating to the Company's principal facilities. The Company operates other smaller domestic and foreign manufacturing facilities, service centers and sales offices which are omitted from these tables.

                               OWNED FACILITIES

      LOCATION                  SQUARE FOOTAGE      PRINCIPAL OPERATIONS
      --------                  --------------      --------------------
Albuquerque, New Mexico              50,000      Manufacture of pump products
Benicia, California                  22,200      Service of pump products
Boothwyn, Pennsylvania               17,500      Service of pump products
Elgin, Illinois                      24,578      Service of pump products
Etten-Leur, The Netherlands         175,100      Manufacture of pump products
Florence, South Carolina             24,873      Service of seal products
Houston, Texas                       34,900      Service of pump products
Leduc, Alberta, Canada               30,000      Service of pump products
Los Angeles, California             273,220      Manufacture and service of pump
                                                 products
Roosendaal, The Netherlands          48,400      Manufacture of seal products
Santa Clara, Mexico                 154,262      Manufacture of pump and seal
                                                 products
Santa Fe, New Mexico                 30,025      Manufacture of pump products
San Jose, California                 99,588      Manufacture of pump products
Temecula, California                 64,284      Manufacture of seal products
Tulsa, Oklahoma                     319,656      Manufacture of pump products
Williamsport, Pennsylvania          141,000      Manufacture of valve products

                               LEASED FACILITIES
      LOCATION                  SQUARE FOOTAGE      PRINCIPAL OPERATIONS
      --------                  --------------      --------------------
Charleroi, Belgium (1)               54,000      Manufacture of pump products
Dortmund, Germany (2)                70,000      Manufacture of seal products
Guelph, Ontario, Canada (3)          18,080      Service of pump products
Hengelo, The Netherlands(4)          49,400      Manufacture of pump products
Osaka, Japan (5)                     25,000      Manufacture of seal products
Mendoza, Argentina (6)               80,900      Manufacture of pump and seal
                                                 products
Long Beach, California (7)           36,902      Administrative Headquarters

-----------------------------------------
(1) Expires 2001.
(2) Expires 2012.
(3) Expires 2002
(4) Expires 2000.
(5) Expires 2004.
(6) Expires 1998.
(7) Expires 2000.

The Company maintains a total of 22 domestic and 30 foreign service centers and 23 domestic and 27 foreign sales offices.

The Company has offered for sale its manufacturing facility in Van Nuys, California. This property had been used by the Fluid Controls business segment until the Company's sale of this segment in October 1994. The property was vacated by the Company's tenant at the end of 1995. See Note 2 to Consolidated Financial Statements on page 22 of the 1996 Annual Report to Stockholders.


ITEM 3.   LEGAL PROCEEDINGS
------    -----------------

The Company is involved in ordinary routine litigation incidental to its business, none of which it believes to be material to its financial condition. See also "Environmental Regulations and Proceedings" above.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
------    ---------------------------------------------------

None.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Company, all positions and offices presently held by each person named, their ages as of March 14, 1997, and their business experience during the last five years are stated below. Executive officers serve at the discretion of the Board of Directors.

   Name and Position         Age   Principal Occupation During Past Five Years
   -----------------         ---   -------------------------------------------
Bernard G. Rethore            55   Chairman of the Board of Directors of
Chairman of the Board of           BW/IP and International since 1997 and
 Directors, President and          President and Chief Executive Officer of
 Chief Executive Officer           BW/IP and International since 1995; Senior
                                   Vice President of Phelps Dodge Corporation
                                   and President of Phelps Dodge Industries,
                                   its diversified international
                                   manufacturing business, from 1989 to 1995.

Charles F. Cargile            32   Corporate Controller of BW/IP and
Corporate Controller               International since 1996, Director
                                   Corporate Accounting from March to
                                   December 1996, and Manager Operations and
                                   Financial Analysis from 1992 to March 1996.

Eugene P. Cross               61   Executive Vice President, Finance, and
Executive Vice President,          Chief Financial Officer of BW/IP and
 Finance, and Chief                International since 1991; Vice President,
 Financial Officer                 Finance of BW/IP from 1987 to 1991; Vice
                                   President, Finance of International from
                                   1975 to 1991.

John D. Hannesson             45   Vice President, General Counsel and
Vice President, General            Secretary of BW/IP and International since
 Counsel and Secretary             1987.

Renee J. Hornbaker            44   Vice President, Business Development of
Vice President, Business           BW/IP and International since 1996;
 Development                       Director Business Analysis and Planning of
                                   Phelps Dodge Industries, the diversified
                                   international manufacturing business of
                                   Phelps Dodge Corporation, from February to
                                   April 1996 and Director Financial Analysis
                                   and Control from July 1991 to February 1996.

Darrach G. Taylor             62   Vice President, Human Resources of BW/IP
Vice President,                    since 1987 and Vice President, Human
Human Resources                    Resources of International since 1976.


Howard D. Wynn                50   Vice President of BW/IP and International
Vice President and President       since 1996; Vice President of the Pump
 - Pump Division                   Division from 1993 to 1996; Operations
                                   Manager Service from 1988 to 1993.

Richard R. Testwuide          48   Vice President of BW/IP since 1987; Vice
Vice President and President       President of International since 1984;
 - Seal Division                   President of the Seal Division since 1995;
                                   Vice President - General Manager of the
                                   Seal Division from 1991 to 1995.

Zohar Ziv                     44   Treasurer of BW/IP and International since
Treasurer and Worldwide            1989 and Worldwide Controller of the Pump
Controller - Pump Division         Division since 1996.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
-------   --------------------------------------------------------------
          MATTERS
          -------

Information on the market prices and dividends regarding the Company's Common Stock, which appears on page 35 of the 1996 Annual Report to Stockholders, is incorporated herein by reference.

As of March 7, 1997, BW/IP's Common Stock was held by approximately 4,100 stockholders of record or through nominee or street name accounts with brokers.

BW/IP's ability to pay dividends on its Common Stock depends on International's ability to pay dividends to BW/IP. International's domestic credit agreement and senior notes restrict the payment of dividends by International to BW/IP (and thereby limit BW/IP's ability to pay dividends on the Common Stock) except in certain specified circumstances or unless certain financial tests are met. As of December 31, 1996, after giving effect to the dividends declared to date, approximately $48 million is available for the payment of dividends by International to BW/IP pursuant to the most restrictive covenants.


ITEM 6.   SELECTED FINANCIAL DATA
------    -----------------------

Selected financial data for the five years ended December 31, 1996, which appears on page 16 of the 1996 Annual Report to Stockholders, is incorporated herein by reference.


ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS
------    -------------------------------------

Management's Discussion and Analysis appears on pages 12 through 15 of the 1996 Annual Report to Stockholders and is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------   -------------------------------------------

The financial statements, together with the report thereon of Price Waterhouse LLP dated January 28, 1997, appearing on pages 17 through 34 of the 1996 Annual Report to Stockholders, are incorporated herein by reference.


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

The information contained under the heading "Proposal -- Election of Directors" in the definitive Proxy Statement for the Annual Meeting of Stockholders to be held on or about May 6, 1997, (the "1997 Proxy Statement") is incorporated herein by reference. For information concerning the executive officers of BW/IP, see "Executive Officers of the Registrant" in Part I of this Form 10-K.

DISCLOSURE PURSUANT TO ITEM 405 OF REGULATION S-K

Information contained under the heading "Beneficial Ownership of Common Stock - Compliance With Section 16(a) of the Exchange Act" in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

The information contained under the heading "Executive Compensation" in the 1997 Proxy Statement is incorporated herein by reference (except for the sections "Report of the Compensation and Benefits Committee" and "Performance Graph for Common Stock" which are not deemed to be filed as part of this Form 10-K).


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------- ----------

The information contained under the heading "Beneficial Ownership of Common Stock" in the 1997 Proxy Statement is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

None.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
--------  ----------------------------------------------------------------

(a)  1.   Financial Statements
          --------------------

          The financial statements, together with the report thereon of Price Waterhouse LLP dated January 28, 1997, appearing on pages 17 through 34 of the 1996 Annual Report to Stockholders are incorporated herein by reference.

     2.   Financial Statement Schedules
          -----------------------------

          The required financial statement schedules together with the report thereon of Price Waterhouse LLP dated January 28, 1997, listed in the accompanying index on page F-1, are filed as part of this Form 10-K.

     3.   Exhibits
          --------

          The exhibits listed on the accompanying index to exhibits on pages 14 through 17 are filed as part of this Form 10-K.

(b)       Reports on Form 8-K
          -------------------

          None.

(c)       See Item 14(a) 3 above.

(d)       See Item 14(a) 2 above.

                               INDEX TO EXHIBITS

EXHIBIT
  NO.                                           DESCRIPTION

  3.a Form of Third Restated Certificate of Incorporation of BW/IP, Inc. (formerly BWIP Holding, Inc.) ("BW/IP"), as filed with the Secretary of State of Delaware. Incorporated by reference to Appendix A of BW/IP's Proxy Statement for the 1994 Annual Meeting of Stockholders dated April 11, 1994, as filed with the SEC.

  3.b Certificate of Designation of Junior Participating Cumulative Preferred Stock of BW/IP ("Certificate of Designation of Junior Participating Cumulative Preferred Stock"), as filed with the Secretary of State of Delaware. Incorporated by reference to Exhibit 3a of BW/IP's quarterly report on Form 10-Q for the quarter ended September 30, 1993 as filed with the SEC

  3.c Bylaws of BW/IP, as amended and restated on May 14, 1996. Incorporated by reference to Exhibit 3 of BW/IP's quarterly report on Form 10-Q for the quarter ended September 30, 1996, as filed with the SEC.

  4.a Rights Agreement between BW/IP and Bank One, Indianapolis, N. A., Rights Agent, dated as of July 26, 1993 which includes as Exhibit B the form of Right Certificate (assumed by American Stock Transfer & Trust Company as of November 1, 1995). Incorporated by reference to Exhibit 4 of BW/IP's Report on Form 8-K dated July 30, 1993 as filed with the SEC.

  4.b Certificate of Designation of Junior Participating Cumulative Preferred Stock (filed as Exhibit 3.b)

 10.a Credit Agreement, dated as of December 1, 1995, among BW/IP International, Inc., the Financial Institutions named therein, Citicorp USA, Inc., as Agent, and ABN
                       AMRO Bank, as Co-Agent. Incorporated by reference to
                       Exhibit 10b of BW/IP's 1995 Annual Report on Form 10-K for the fiscal year ended December 31, 1995, as filed with the SEC ("BW/IP's 1995 Annual Report on Form 10-K").

 10.b                  Credit Agreement, dated as of July 5, 1991, between
                       BW/IP International B.V. and Algemene Bank Nederland N.V. Incorporated by reference to Exhibit 4t of BW/IP's Registration Statement on Form S-8 ( Registration No. 33-44806) as filed on December 27, 1991, with the SEC (the "1991 Form S-8").

 10.c Guaranty, dated October 9, 1991, by BW/IP International, Inc. to Algemene Bank Nederland N.V. Incorporated by reference to Exhibit 4u of the 1991 Form S-8.

 10.d Note Agreement, dated as of November 15, 1996, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $30,000,000 principal amount of 7.14% Senior Notes, Series A due November 15, 2006 and $20,000,000 principal amount of 7.17% Senior Notes, Series B, due March 31, 2007. Incorporated by reference to Exhibit 4l of BW/IP's Registration Statement on
                       Form S-8 (Registration No. 333 - 21637) as filed on February 12, 1997, with the SEC ("BW/IP's 1997
                       Form S-8").

 10.e Note Agreement, dated as of April 15, 1992, between BW/IP International, Inc. and the Note Purchasers named therein, with respect to $50,000,000 principal amount of 7.92% Senior Notes due May 15, 1999. Incorporated by reference to Exhibit 4a of BW/IP's quarterly report on Form 10-Q for the quarter ended June 30, 1992 as filed with the SEC.

 10.f Credit Agreement, dated as of September 10, 1993 between BW/IP International B.V. and ABN/AMRO. Incorporated by reference to Exhibit 10dd of BW/IP's 1993 Annual Report on Form 10-K for the fiscal year ended December 31, 1993, as filed with the SEC ("BW/IP'S 1993 Annual Report on Form 10-K").

 10.g Guaranty, dated July 30, 1995, by BW/IP International, Inc. to ABN-AMRO Bank N.V. Incorporated by reference to
                       Exhibit 4s to BW/IP's Registration Statement on Form S-8 (Registration No. 33-64143) as filed on November 13, 1995 with the SEC ("BW/IP's 1995 Form S-8")

 10.h Bond Purchase Agreement, dated January 27, 1995, among BW/IP-New Mexico, Inc., the City of Albuquerque, New Mexico and BW/IP International, Inc. (Not filed herewith pursuant to Item 601(b)(4)(iii) of Regulation S-K. BW/IP hereby agrees to furnish a copy of such bond purchase agreement to the SEC upon request.)

 10.i                  BW/IP International, Inc. 1992 Long-Term Incentive Plan.
                       Incorporated by reference to Appendix A of BW/IP's Proxy Statement for the 1992 Annual Meeting of Stockholders, dated April 17, 1992, as filed with the SEC.*

 10.j BW/IP, Inc. 1996 Long-Term Incentive Plan. Incorporated by reference to Appendix A to BW/IP's Proxy Statement for the 1996 Annual Meeting of Stockholders dated April 9, 1996 as filed with the SEC (the "BW/IP's 1996 Proxy Statement").*

 10.k First Amendment to the BW/IP, Inc. 1996. Long-Term Incentive Plan. Incorporated by reference to Exhibit 99.d of BW/IP's 1997 Form S-8.*

 10.l Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10rrrr of BW/IP's Registration Statement on Form S-1 (Registration No. 33-45165) as filed February 18, 1992, with the SEC.*

 10.m BW/IP International, Inc. Retirement Plan (as amended and restated as of January 1, 1993). Incorporated by reference to Exhibit 99l of BW/IP's 1995 Form S-8.*

 10.n                  Amendment Number One to the BW/IP International, Inc.
                       Retirement Plan. Incorporated by reference to Exhibit 99m of BW/IP's 1995 Form S-8.*

 10.o                  Amendment Number Two to the BW/IP International, Inc.
                       Retirement Plan. Incorporated by reference to Exhibit 99n of BW/IP's 1995 Form S-8.*

 10.p                  Amendment Number Three to the BW/IP International, Inc.
                       Retirement Plan. Incorporated by reference to Exhibit 99o of BW/IP's 1995 Form S-8.*

 10.q                  Amendment Number Four to the BW/IP International, Inc.
                       Retirement Plan. Incorporated by reference to Exhibit 99p of BW/IP's 1995 Form S-8.*

 10.r                  Amendment Number Five to the BW/IP International, Inc.
                       Retirement Plan. Incorporated by reference to Exhibit 99q of BW/IP's 1995 Form S-8.*

 10.s                  Amendment Number Six to the BW/IP International, Inc.
                       Retirement Plan. Incorporated by reference to Exhibit 10.m of BW/IP's 1995 Annual Report on Form 10-K.

 10.t                  Amendment Number Seven to the BW/IP International, Inc.
                       Retirement Plan. Incorporated by reference to Exhibit 10.n of BW/IP's 1995 Annual Report on Form 10-K.*

 10.u Amendment Number One to the Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10ee to BW/IP's 1993 Annual Report on Form 10-K.*

 10.v                  BW/IP Holding, Inc. Non Employee Directors' Stock
                       Option Plan. Incorporated by reference to Appendix A of BW/IP's Proxy Statement for the 1993 Annual Meeting of Stockholders dated April 16, 1993 as filed with the SEC.*

 10.w                  Non Employee Directors' Charitable Gift Plan.
                       Incorporated by reference to Exhibit kk to BW/IP's 1992 Annual Report on Form 10-K for the fiscal year ended December 31, 1992, as filed with the SEC.*

 10.x BW/IP, Inc. 1996 Directors Stock and Deferred Compensation Plan. Incorporated by reference to Appendix B of BW/IP's 1996 Proxy Statement.*

 10.y First Amendment to the BW/IP, Inc. 1996 Directors Stock and Deferred Compensation Plan. Incorporated by reference to Exhibit 99.f of BW/IP's 1997 Form S-8.*

 10.z Amended and Restated BW/IP International, Inc. Retiree Health Care Plan. Incorporated by reference to Exhibit 10jj to BW/IP's 1993 Annual Report on Form 10-K.*

 10.aa BW/IP International, Inc. 1996 Management Incentive Plan. Incorporated by reference to Exhibit 10ff to BW/IP's 1995 Annual Report on Form 10-K.*

 10.bb Amendment to the BW/IP International, Inc. Retiree Health Care Plan. Incorporated by reference to Exhibit 10mm of BW/IP's 1994 Annual Report on Form 10-K for the fiscal year ended December 31, 1994 as filed with the SEC ("BW/IP's 1994 Annual Report on Form 10-K").*

 10.cc Amendment to the BW/IP International, Inc. Retiree Health Care Plan . Incorporated by reference to Exhibit 10.x of BW/IP's 1995 Annual Report on Form 10-K.*

 10.dd Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan. Incorporated by reference to Exhibit 10.nn of BW/IP's 1994 Annual Report on
                       Form 10-K.*

 10.ee Amendment to the BW/IP International, Inc. Supplemental Executive Retirement Plan. Incorporated by reference to
                       Exhibit 10.z of BW/IP's 1995 Annual Report on Form 10-K*.

 10.ff Form of Employment Continuation Agreement. Incorporated by reference to Exhibit 10.aa of BW/IP's 1995 Annual Report on Form 10-K.*

 10.gg Employment Agreement, dated October 19, 1995, between BW/IP, Inc. and Bernard G. Rethore. Incorporated by reference to Exhibit 10.bb of BW/IP's 1995 Annual Report on Form 10-K.*

 10.hh Employment Continuation Agreement, dated December 14, 1995, between BW/IP, Inc. and Bernard G. Rethore. Incorporated by reference to Exhibit 10.cc of BW/IP's 1995 Annual Report on Form 10-K.*

 10.ii 1995 Stock Option Agreements, dated as of October 19, 1995, between BW/IP, Inc. and Bernard G. Rethore. Incorporated by reference to Exhibit 10.dd of BW/IP's 1995 Annual Report by Form 10-K.*

 10.jj Consulting Agreement, dated December 14, 1995, between BW/IP, Inc. and Peter C. Valli. Incorporated by reference to Exhibit 10.ee of BW/IP's 1995 Annual Report on
                       Form 10-K.*

 10.kk BW/IP International, Inc. 1997, Management Incentive Plan (filed herewith).*

 10.ll Employment Agreement, dated March 4, 1997, between BW/IP, Inc. and Ronald W. Hoppel (filed herewith)*

 13.a 1996 Annual Report to Stockholders of BW/IP (filed herewith as part of this report to the extent incorporated herein by reference).

 21.a                  Subsidiaries of BW/IP (filed herewith).

 23.a                  Consent of Price Waterhouse LLP (filed herewith).

 24.a                  Powers of Attorney (filed herewith).

 27.a                  Financial Data Schedule, submitted to the SEC in
                       electronic format.
-----------------------------
* Management contracts and compensatory plans and arrangements required to be filed as exhibits to this form pursuant to Item 14(c) of this Form 10-K.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 27th day of March 1997.

                                          BW/IP, INC.
                                          (Registrant)

                                          By: /s/ Eugene P. Cross
                                              -------------------
                                              Eugene P. Cross
                                              Executive Vice President, Finance
                                              and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

         SIGNATURE                       TITLE                          DATE
         ---------                       -----                          ----

/s/ BERNARD G. RETHORE          Chairman, President,               March 27, 1997
-----------------------------   Chief Executive Officer and
Bernard G. Rethore              Director
                                (Principal Executive Officer)

/s/ CHARLES F. CARGILE          Corporate Controller,              March 27, 1997
-----------------------------   (Principal Accounting Officer)
Charles F. Cargile

/s/ EUGENE P. CROSS             Executive Vice President,          March 27, 1997
-----------------------------   Finance,
Eugene P. Cross                 Chief Financial Officer
                                (Principal Financial Officer)

/s/ ROY A. HERBERGER, JR.*      Director                           March 27, 1997
-----------------------------
Roy A. Herberger, Jr.

/s/ MICHAEL F. JOHNSTON*        Director                           March 27, 1997
-----------------------------
Michael F. Johnston

/s/ GEORGE D. LEAL*             Director                           March 27, 1997
-----------------------------
George D. Leal

/s/ H. JACK MEANY*              Director                           March 27, 1997
-----------------------------
H. Jack Meany

/s/ JAMES S. PIGNATELLI*        Director                           March 27, 1997
-----------------------------
James S. Pignatelli

/s/ JAMES O. ROLLANS*           Director                           March 27, 1997
-----------------------------
James O. Rollans

/s/ WILLIAM C. RUSNACK*         Director                           March 27, 1997
-----------------------------
William C. Rusnack

         SIGNATURE                       TITLE                          DATE
         ---------                       -----                          ----

/s/ PETER C. VALLI*             Director                           March 27, 1997
-----------------------------
Peter C. Valli

/s/ JEFFREY L. ZELMS*           Director                           March 27, 1997
-----------------------------
Jeffrey L. Zelms

*By: /s/ John D. Hannesson
-------------------------------------
(John D. Hannesson, Attorney-in-fact)

                                  BW/IP, INC.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                             ITEM 14(a)(1) AND (2)

                                                                        ANNUAL REPORT   ANNUAL REPORT
                                                                             TO              ON
                                                                        STOCKHOLDERS      FORM 10-K
                                                                        -------------   -------------
BW/IP, Inc. Consolidated Financial Statements

     Report of Independent Accountants                                         34
     Consolidated Balance Sheets at
          December 31, 1996 and 1995                                           17
     For the three years ended December 31, 1996:
          Consolidated Statements of Income and Retained Earnings              18
          Consolidated Statements of Cash Flows                                19
          Notes to Consolidated Financial Statements                        20-33

BW/IP, Inc. Financial Statement Schedules at
     December 31, 1996 and 1995 or for the three years ended December 31, 1996.

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

                       REPORT OF INDEPENDENT ACCOUNTANTS
                        ON FINANCIAL STATEMENT SCHEDULES



To the Board of Directors
and Stockholders of BW/IP, Inc.


Our audits of the consolidated financial statements referred to in our report dated January 28, 1997 appearing on page 34 of the 1996 Annual Report to Stockholders of BW/IP, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules listed in Item 14(a) of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP


Los Angeles, California

January 28, 1997
---------------------------

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


                                  BW/IP, INC.
                             (PARENT COMPANY ONLY)
                           DECEMBER 31, 1996 AND 1995
                             (AMOUNTS IN THOUSANDS,
                        EXCEPT SHARE AND PER SHARE DATA)
                        --------------------------------

                                                1996         1995
                                                ----         ----
Assets
------

Due from subsidiary                         $  2,670     $  2,670
Investment in subsidiary                     188,845      179,474
                                            --------     --------

   Total assets                             $191,515     $182,144
                                            ========     ========

Liabilities and Stockholders' Equity
------------------------------------

Accrued liabilities                         $  2,670     $  2,670
                                            --------     --------

   Total current liabilities                   2,670        2,670

Other long-term liabilities                       --           --

Commitments and contingencies

Stockholders' equity:
   Preferred stock, $.01 par value;
      10,000,000 shares authorized and
       unissued                                   --           --
   Common stock, $.01 par value;
      40,000,000 shares authorized;
      24,450,000 shares issued and
       outstanding                               245          245
   Paid-in capital                            85,763       85,763
   Retained earnings                         109,173       92,008
   Cumulative translation adjustment          (5,723)       2,071
                                            --------     --------
                                             189,458      180,087
   Less common stock in treasury, at
    cost                                        (613)        (613)
                                            --------     --------
      Total stockholders' equity             188,845      179,474
                                            --------     --------

      Total liabilities and                 $191,515     $182,144
       stockholders' equity                 ========     ========

                                  BW/IP, INC.
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY



                                  BW/IP, INC.
                             (PARENT COMPANY ONLY)
                         CONDENSED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)
                   ----------------------------------------

                                              1996          1995          1994
                                              ----          ----          ----

Equity in net income of
     wholly owned subsidiary/(1)/          $27,846       $23,349       $24,985
                                           -------       -------       -------

Net income                                 $27,846       $23,349       $24,985
                                           =======       =======       =======



/(1)/ BW/IP, Inc. files a consolidated tax return with its wholly owned subsidiary, BW/IP International, Inc. Any necessary income taxes on the equity in net income of BW/IP International, Inc. are provided by BW/IP International, Inc. Effective January 1, 1994, certain employees and related costs of the corporate office were transferred from BW/IP International, Inc. to BW/IP, Inc. and a management agreement was executed. Under the terms of the agreement, all amounts incurred by BW/IP, Inc. are reimbursed by BW/IP International, Inc.

                                  BW/IP, INC.
         SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF PARENT COMPANY

                                  BW/IP, INC.
                             (PARENT COMPANY ONLY)
                       CONDENSED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)
                       _________________________________

                                                                1996        1995       1994
                                                                ----        ----       ----

Cash flows from financing activities:

   Dividends paid                                           $(10,681)   $(10,196)   $(8,739)
   Dividend from wholly owned subsidiary                      10,681      10,196      8,739
                                                            --------    --------    -------


Net change in cash and cash equivalents/(1)/                $     --    $     --    $    --
                                                            ========    ========    =======

Supplemental schedule of non-cash financing activities:

   Dividends declared but not paid                          $  2,670    $  2,670    $ 2,428

/(1)/ BW/IP, Inc. had no other transactions impacting cash and cash equivalents during each of the three years.

                                  BW/IP, INC.
                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                         (DOLLAR AMOUNTS IN THOUSANDS)

                                      BALANCE AT      ADDITIONS       AMOUNTS                 BALANCE
                                      BEGINNING       CHARGED TO      WRITTEN                 AT END
                                      OF PERIOD    PROFIT AND LOSS      OFF      OTHER(1)    OF PERIOD
                                      ----------   ----------------   --------   ---------   ---------
Receivables -

Allowance for doubtful accounts:

     1996                                $ 3,775         1,340         (1,647)       (189)     $ 3,279
                                         =======        ======         ======      ======      =======
     1995                                $ 2,967         2,073         (1,288)         23      $ 3,775
                                         =======        ======         ======      ======      =======
     1994                                $ 2,805         1,059           (916)         19      $ 2,967
                                         =======        ======         ======      ======      =======



Inventories -

Reserves:

     1996                                $13,771           658         (2,154)     (1,376)     $10,899
                                         =======        ======         ======      ======      =======
     1995                                $12,107         1,098           (582)      1,148      $13,771
                                         =======        ======         ======      ======      =======
     1994                                $ 7,624         2,192           (740)      3,031      $12,107
                                         =======        ======         ======      ======      =======

/(1)/ Represents foreign currency translation adjustments, acquisitions and other adjustments.