Form 10-Q
period 1997-03-31
BWIP INC
filed 1997-05-14
CIK 817637

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------
                                    FORM 10-Q
(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31,1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



      COMMISSION FILE NUMBER 1-11897



                                   BW/IP, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)
                               ------------------

               DELAWARE                            33-0270574
     ------------------------------            -------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)            Identification No.)

          200 OCEANGATE BOULEVARD
                 SUITE 900
           LONG BEACH, CALIFORNIA                     90802
     ----------------------------------------      ----------
     (Address of principal executive offices)      (Zip Code)

    REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:   (562) 435-3700
                                                          --------------

                               ------------------

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES X NO
                                      ---   ---

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

        COMMON STOCK, $.01 PAR VALUE,              24,275,000
        OUTSTANDING AT MARCH 31, 1997               (SHARES)

                                   BW/IP, INC.

                                      INDEX



                                                                                       PAGE NUMBER
                                                                                       -----------
PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements

               Condensed Consolidated Balance Sheets -
                  March 31, 1997 (unaudited) and December 31, 1996                         2-3

               Condensed Consolidated Statements of Income -
                  Three months ended March 31, 1997 and
                  March 31, 1996 (unaudited)                                                 4

               Condensed Consolidated Statements of Cash Flows Three months ended March 31, 1997 and
                  March 31, 1996 (unaudited)                                                 5

               Notes to Condensed Consolidated Financial Statements
                  (unaudited)                                                              6-7

         Item 2.  Management's Discussion and Analysis                                     8-9



PART II. OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                                          10



SIGNATURES                                                                                  11

PART I.  FINANCIAL INFORMATION

ITEM I.  FINANCIAL STATEMENTS

                                   BW/IP, INC.
                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                          ----------------------------


                                                                                 March 31,   December 31,
                                                                                   1997          1996
                                                                                 ---------   ------------
                                                                               (Unaudited)
Assets
Current assets:
    Cash and cash equivalents                                                    $ 11,456      $  9,458
    Accounts and notes receivable (less allowance
        for doubtful accounts of $3,510 at March 31,
        1997 and $3,279 at December 31, 1996)                                     112,709       110,564
    Inventories                                                                    85,382        81,353
    Other current assets                                                           16,663        15,241
                                                                                 --------      --------

              Total current assets                                                226,210       216,616


Property, plant and equipment, at cost (net of accumulated depreciation and amortization of $86,050 at March 31, 1997 and $85,542 at
    December 31, 1996)                                                            112,675       111,827

Goodwill (net of accumulated amortization
    of $8,846 at March 31, 1997 and $8,305
    at December 31, 1996)                                                          52,865        55,522

Other assets                                                                       19,703        20,321
                                                                                 --------      --------

              Total assets                                                       $411,453      $404,286
                                                                                 ========      ========








See accompanying notes to condensed consolidated financial statements.

                                   BW/IP, INC.
                      Condensed Consolidated Balance Sheets
                          (Dollar amounts in thousands)

                          -----------------------------


                                                              March 31,     December 31,
                                                                1997            1996
                                                              ---------     ------------
                                                             (Unaudited)
Liabilities and Stockholders' Equity
Current liabilities:
   Current maturities of long-term debt                       $   8,955       $   9,087
   Accounts payable                                              34,999          36,755
   Other current liabilities                                     49,455          44,823
                                                              ---------       ---------

              Total current liabilities                          93,409          90,665

Long-term debt                                                   89,696          80,723
Other long-term liabilities                                      44,782          44,053
                                                              ---------       ---------

              Total liabilities                                 227,887         215,441

Stockholders' equity:
   Preferred stock                                                   --              --
   Common stock                                                     245             245
   Paid-in capital                                               85,763          85,763
   Retained earnings                                            112,256         109,173
   Cumulative translation adjustment                            (14,085)         (5,723)
                                                              ---------       ---------
                                                                184,179         189,458

   Less common stock in treasury, at cost                          (613)           (613)
                                                              ---------       ---------

              Total stockholders' equity                        183,566         188,845
                                                              ---------       ---------


              Total liabilities and stockholders' equity      $ 411,453       $ 404,286
                                                              =========       =========









See accompanying notes to condensed consolidated financial statements.

                                   BW/IP, INC.
                   Condensed Consolidated Statements of Income
              (Dollar amounts in thousands, except per share data)
                                   (Unaudited)

                       ----------------------------------


                                                         Three Months Ended
                                                     March 31,        March 31,
                                                       1997             1996
                                                    -----------      -----------
Net sales                                           $   114,715      $   121,938
Cost of sales                                            70,612           75,160
                                                    -----------      -----------

    Gross profit                                         44,103           46,778

Selling, administrative and operating expenses           33,485           34,840
                                                    -----------      -----------

    Operating income                                     10,618           11,938

Interest expense, net                                     1,618            1,714
Other expenses                                              149              274
                                                    -----------      -----------

    Income before income taxes                            8,851            9,950

Provision for income taxes                                3,098            3,880
                                                    -----------      -----------

Net income                                          $     5,753      $     6,070
                                                    ===========      ===========

Net income per share                                $       .24      $       .25
                                                    ===========      ===========

Dividends declared per share                        $       .11      $       .11
                                                    ===========      ===========

Weighted average number of shares outstanding        24,275,000       24,275,000
                                                    ===========      ===========












See accompanying notes to condensed consolidated financial statements.

                                   BW/IP, INC.
                 Condensed Consolidated Statements of Cash Flows
                          (Dollar amounts in thousands)
                                   (Unaudited)

                          ----------------------------


                                                                   Three Months Ended
                                                                 March 31,      March 31,
                                                                   1997            1996
                                                                 ---------      ---------
Cash flows provided by (used in) operating activities            $  1,275       $ (3,384)
                                                                 --------       --------

Cash flows used in investing activities:
    Capital expenditures                                           (4,830)        (3,251)
    Other                                                              --           (249)
                                                                 --------       --------

Net cash used in investing activities                              (4,830)        (3,500)
                                                                 --------       --------

Cash flows from financing activities:
    Net borrowings under credit agreements and senior notes         9,000         10,326
    Dividends paid                                                 (2,670)        (2,670)
    Other                                                            (160)            --
                                                                 --------       --------

Net cash provided by financing activities                           6,170          7,656
                                                                 --------       --------

Effect of exchange rate changes on cash                              (617)           754
                                                                 --------       --------

Net increase in cash and cash equivalents                           1,998          1,526

Cash and cash equivalents at beginning of period                    9,458          9,162
                                                                 --------       --------

Cash and cash equivalents at end of period                       $ 11,456       $ 10,688
                                                                 ========       ========













See accompanying notes to condensed consolidated financial statements.

                                   BW/IP, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

1.       Basis of Presentation

         The accompanying condensed consolidated balance sheet as of March 31, 1997, and the related condensed consolidated statements of income and cash flows for the three months ended March 31, 1997, and 1996 are unaudited. In management's opinion, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of such financial statements have been made.

         The accompanying condensed consolidated financial statements and notes in this Form 10-Q are presented as permitted by Regulation S-X, and do not contain certain information included in the Company's annual financial statements and notes. Accordingly, the accompanying condensed consolidated financial information should be read in conjunction with the Company's 1996 Annual Report to Stockholders. Interim results are not necessarily indicative of results to be expected for a full year and are subject to audit and adjustment at the end of the year.

         BW/IP, Inc. is the parent company of BW/IP International, Inc. (BW/IP). Unless the context otherwise requires, references herein to "the Company" are to BW/IP, Inc. and BW/IP International, Inc. and its consolidated subsidiaries.

2.       Inventories

         Inventories, net consist of the following (amounts in thousands):

                                                March 31,         December 31,
                                                  1997                1996
                                                --------            --------
         Finished parts                         $ 41,700            $ 52,623
         Work in process                          44,544              26,465
         Raw materials and supplies               14,617              26,465
                                                --------            --------

         Less progress billings                  (15,479)            (7,207)
                                                --------            --------

         Net inventories                        $ 85,382            $ 81,353
                                                ========            ========


3.       Subsequent Events

         On May 6, 1997, the Company entered into an Agreement and Plan of Merger (the "Merger") whereby it would merge in a stock for stock merger of equals with Durco International Inc. ("Durco"). The Merger will be accounted for as a pooling of interests transaction.

         The Merger agreement calls for current Durco shareholders to retain their present shares, and for BW/IP shareholders to receive 0.6968 shares of Durco common stock.

         Completion of the Merger is subject to approval by the shareholders of both Durco and BW/IP at meetings that are expected to be held over the summer, and the expiration of all applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvement Act of 1976.

         Durco and BW/IP have agreed to pay each other termination fees and to reimburse certain expenses in the event the Merger is not consummated because of a competing transaction. The companies have also granted each other options for 19.9% of each other's common stock exercisable under certain circumstances.

         On April 30, 1997, the Company purchased 47% of the minority interest in its joint venture in Argentina, Byron Jackson Argentina I.C.S.A. bringing its ownership to 98%. The acquisition will be accounted for by the purchase method of accounting and the impact is not expected to be significant to the consolidated financial position or results of operations.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

Net income was $5.8 million for the three months ended March 31, 1997 compared with $6.1 million for the corresponding period in 1996. The related net income per share was $.24 for the first quarter of 1997 compared to $.25 for the first quarter of 1996.

The Company's consolidated financial results for the first quarter of 1997 and 1996 is summarized below:

(Dollar amounts in millions, except per share data) Three Months Ended
                                                            March 31,
                                                     1997              1996
                                                    ------            ------
Net sales                                           $114.7            $121.9
Gross profit                                          44.1              46.8
Selling, administrative, and operating expenses       33.5              34.8
Operating income                                      10.6              11.9
Net income                                             5.8               6.1

Net income per share                                $ 0.24            $ 0.25

Bookings                                            $144.5            $138.9
Backlog                                             $204.4            $161.6


Bookings, an indicator of future sales, of $144.5 for the first quarter of 1997 were an all-time high exceeding the previous record of $138.9 for the first quarter of 1997. The bookings were supported by approximately $10.4 million from recently acquired entities. The strengthening US dollar negatively impacted bookings by approximately $6.0 million.

Backlog at March 31, 1997 of $204.4 million was 26.5% higher than the $161.6 million at March 31, 1996. Increased backlog in 1997 is due to the acquisitions and overall strong original equipment bookings.

Net sales of $114.7 million for the three months ended March 31, 1997 were $7.2 million or 5.9% lower than the corresponding period in 1996. Sales in Europe were approximately $9.4 million lower in the first quarter of 1997 versus the first quarter of 1996 despite approximately $4.0 million of additional sales from the recently acquired entity in Hengelo, Holland. The reduction was partially due to the strengthened US dollar which negatively impacted total Company sales by approximately $5.0 million and the timing of shipments.

Gross profit as a percentage of sales was 38.4% for the quarters ended March 31, 1997 and 1996. Selling, administrative, and operating expenses increased to 29.2% for the three months ended March 31, 1997 versus 28.6% for the correspondingly period of 1996. The increase was principally due to lower sales volume, reflects the fixed nature of a significant portion of selling, administrative, and operating expenses and the effects of higher aftermarket sales in the mix.

The Company's 1997 first quarter effective income tax rate decreased to 35% from 39% in the first quarter of 1996. The decrease resulted from a combination of factors, including geographical shifts in earnings composition and implementation of various tax saving strategies.

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 1997, the Company generated approximately $1.3 million of net funds from operating activities, as compared to the corresponding period in 1996 during which the Company used approximately $3.4 million of net funds in operating activities.

At March 31, 1997, the Company had outstanding under its credit facilities borrowings totaling $23.5 million and letters of credit totaling $15.0 million and had $82.1 million available for borrowing thereunder. As of March 31, 1997, the Company had outstanding $24.2 million of obligations relating to performance bonds.

The interest rate on the Company's outstanding senior notes is between 7.14% and 7.92% per annum. The Company's borrowings under its other credit facilities are currently at floating interest rates. Interest costs are therefore subject to change depending upon the movement of short-term interest rates.

OTHER

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128, which supersedes APB No. 15, sets forth rules for computing, presenting and disclosing basic earnings per share (which replaces primary earnings per share) and diluted earnings per share. SFAS No. 128 is effective for the Company in the fourth quarter of 1997. The Company does not expect the adoption of SFAS No. 128 to have any significant impact on its earnings per share calculations.

PART II. OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits.

         Exhibit No. 27.   Financial Data Schedule

     (b) There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                              BW/IP, INC.
                                       ------------------------------------
                                             (Registrant)



Date: May 14, 1997                     By:   /s/  R.J. HORNBAKER
      ------------                         --------------------------------
                                           R.J. Hornbaker
                                           Vice President of Finance
                                           and Chief Financial Officer
                                           (Duly Authorized Officer)